Form 10-K
period 2014-12-31
CROWN MEDIA HOLDINGS INC
filed 2015-02-20
CIK 1103837

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $125,926,878.

          As of February 18, 2015, the number of shares of Class A Common Stock, $.01 par value outstanding was 359,675,936.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed on or prior to April 30, 2015, are incorporated by reference in Part III of this Form 10-K.

ii

        In this Annual Report on Form 10-K the terms "Crown Media Holdings," the "Company," "we," "us" and "our" refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC ("Crown Media United States").

        The name "Hallmark" and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated ("Hallmark Cards").

 Certain Terms

        Certain terms used throughout this Annual Report on Form 10-K are defined below.

2011 Refinancing	The July 14, 2011 transaction pursuant to which we used the proceeds from the Term Loan and the Notes to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock.
Amendment No. 1	Amendment No. 1 to our Credit Agreement as executed March 29, 2013.
ADUs

Audience Deficiency Units, or units of advertising inventory that are made available to advertisers as fulfillment for past advertisements purchased by the advertiser that did not deliver the guaranteed viewership ratings.

Common Stock	Our Class A common stock, unless the context requires otherwise.
CPM	Cost per thousand or advertising rate per thousand viewers.
Credit Agreement

Our Credit Agreement, dated as of July 14, 2011, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, which provides for the Term Loan and a five year $30.0 million senior secured super-priority revolving credit facility.

Federal Tax Deconsolidation

The effect of an agreement dated October 29, 2012, pursuant to which Hallmark Cards caused 40 million shares of our Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards, which is not part of Hallmark Cards' consolidated federal tax group, thus reducing HCC's ownership of our Common Stock from 90.3% to 79.2%. As a result of such transfer, we are no longer part of the Hallmark Cards' consolidated federal tax group for federal income tax purposes.

Hallmark Cards or Hallmark	Hallmark Cards, Incorporated, our ultimate parent.
Hallmark Channel	A 24-hour cable television destination for family-friendly programming and a leader in the production of original movies.

Hallmark Movies and Mysteries

Recently rebranded from Hallmark Movie Channel, a 24-hour cable television destination dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family, featuring a mix of original movies and series of the mystery genre, in addition to classic theatrical films, and Hallmark Hall of Fame movie presentations.

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards and Crown Media Holdings' immediate parent.
Network or Networks	Hallmark Channel or Hallmark Movies and Mysteries, individually or collectively, as the context requires.
Nielsen	Nielsen Media Research or The Nielsen Company, an information and measurement company that provides television ratings, media measurements and other marketing and consumer information.
Notes	$300.0 million of 10.5% senior unsecured notes due in 2019 issued by us in connection with the 2011 Refinancing.
Preferred Stock	Shares of our Series A preferred stock issued in connection with the Recapitalization and subsequently redeemed in connection with the 2011 Refinancing.
Recapitalization

The June 29, 2010 transaction pursuant to which we extinguished approximately $1.2 billion owed to HCC and Hallmark Cards upon issuance of (i) the Term A Loan, the Term B Loan and Preferred Stock in the aggregate face amount of $500 million and (ii) our Common Stock.

Scatter Market	The period after the close of the Upfront Season during which advertising is sold in close proximity to its air date.
Subscriber	A household that receives, on a full- or part-time basis, a Network as part of a program package or a program tier of a distributor.
Term A Loan	The $200.0 million term loan issued by us to HCC in connection with the Recapitalization, which was repaid in the 2011 Refinancing.
Term B Loan	The $115.0 million term loan issued by us to HCC in connection with the Recapitalization, which was repaid in the 2011 Refinancing.
Term Loan	The $210.0 million senior secured term loan issued pursuant to the Credit Agreement on July 14, 2011, as amended March 29, 2013.
Upfront Season

The period of time (usually during the month of May) when advertisers commit to a certain volume of advertising for the fourth quarter of the same year and the first three quarters of the following year.

 PART I

ITEM 1.    Business

Company Overview

        We own and operate pay television Networks, each of which is dedicated to high-quality entertainment programming for families. Hallmark Channel features popular television series such as Golden Girls, The Middle and Frasier as well as original series such as Cedar Cove and When Calls the Heart, and movies with compelling stories and internationally recognized stars. It also features "lifestyle" programming currently featuring Home and Family. We rebranded Hallmark Movie Channel to Hallmark Movies and Mysteries in September 2014 to better identify the Network as a distinct destination from Hallmark Channel. Prior to the rebranding, the Channel offered original movies, classic theatrical films and movies from the award-winning Hallmark Hall of Fame collection. Hallmark Movies and Mysteries emphasizes broadcasting programming of the mystery genre, including original movies, movie franchises and series, while continuing to offer the content previously provided under the Hallmark Movie Channel brand. Consistent with the Hallmark brand, both Networks are preeminent sources of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

        Reaching more than 85 million subscribers as of December 31, 2014, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movies and Mysteries is one of the fastest-growing new cable networks, reaching nearly 56 million subscribers as of December 31, 2014.

        We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

        The following table shows our Networks' programming sources, selected pay television distributors and the total number of subscribers as of December 31, 2014.

	Hallmark Channel	Hallmark Movies and Mysteries
Programming Sources	• Original Productions • Other third-party sources • Hallmark Hall of Fame	• Original Productions • Other third-party sources • Hallmark Hall of Fame

Selected Pay Television Distributors	• Cablevision • Charter • Cox • Comcast • DIRECTV • Dish Network • NCTC • Time Warner • Verizon Communication (FiOS)	• Cablevision • Charter • Comcast • Cox • DIRECTV • Dish Network • NCTC • Time Warner • Verizon Communication (FiOS)

Total Subscribers	85.3 million(1)	55.6 million(1)

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2014.

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

        Hallmark Channel and Hallmark Movies and Mysteries are currently distributed to approximately 82% and 53%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,245 cable, satellite and other pay television distribution systems and (b) Hallmark Movies and Mysteries through approximately 3,892 such systems.

        Five of our distributors each accounted for more than 10%, and together accounted for a total of 88%, of our consolidated subscriber revenue for the year ended December 31, 2014. Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the year ended December 31, 2014, and together accounted for 45% of our consolidated subscribers on that date. The loss of one of these distributors could have a significant impact on our operations. Four of our programming content providers each accounted for more than 10% of our total license fees payable for the year ended December 31, 2014, and together accounted for a total of 81% of the consolidated programming liability.

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

        During 2012, 2013 and 2014, the Networks comprised our sole operating segment.

Company History

        Crown Media Holdings was incorporated in the state of Delaware in December 1999. Through its wholly-owned subsidiary Crown Media United States, Crown Media Holdings owns, operates and distributes the Networks. Our significant investors are HCC and Hallmark Cards GmbH, a German subsidiary of Hallmark Cards. In January 2014, we formed Crown Media Productions, LLC ("Crown Media Productions"), a Delaware limited liability company and wholly-owned subsidiary of Crown Media United States. Crown Media Productions owns our original programming for which we hold the copyright.

Business Strategy

        In the current economic environment, we are pursuing the following objectives.

  •
  High-quality, family friendly programming.  We plan to continue to offer 24/7 family programming that is trusted by our audience and highly desirable to our advertisers, which consists of (1) Hallmark Movies and Mysteries focusing on suspense and drama, and (2) Hallmark Channel highlighting lighter, romantic, and comedic fare.

  •
  Hallmark Channel lifestyle programming block.  We plan to provide program offerings with content that is consistent with our core values of family, home, and celebration.

  •
  Original movies and series.  We plan to develop original movies and series that are uniquely identified with the Networks.

  •
  Distribution.  We plan to secure new distributors and encourage existing distributors to place our Networks in packages with greater numbers of subscribers.

  •
  Advertising.  We plan to maintain strong relationships with a diverse group of high-quality, stable advertisers and achieve higher advertising rates through our trusted content, valuable target audience demographics and strong ratings.

  •
  Content provider.  We plan to position ourselves for future growth as a content provider for new technologies by building our library of programming and exploring collaborations in emerging media.

  •
  Profitability.  We plan to continue to increase our profitability by paying down debt, achieving further cost efficiencies, increasing distribution and focusing on advertising revenue growth.

Intellectual Property

        Our business depends on our intellectual property. Our intellectual property assets include copyrights in television content, trademarks in brands, names and logos, domain names, websites, and licenses from third parties. We attempt to protect these intellectual property rights through a combination of copyright, trade secret, and trademark law and contractual restrictions, such as confidentiality agreements. We have filed trademarks and other intellectual property registrations.

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

Regulatory Matters

        Our businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of international countries and bodies such as the European Union (the "EU"), and these laws and regulations are subject to change. Additionally, the Federal Communications Commission (the "FCC") regulates cable television operators and satellite operators, which could affect our cable networks indirectly.

FCC

        The FCC regulates cable television operators and satellite operators, which could affect our cable networks indirectly. FCC rules require multichannel video programming distributors to ensure that all commercials comply with specified volume standards, and our affiliation agreements generally require us to certify compliance with such standards. In addition, the FCC's implementation of the statutory "must-carry" obligations requires cable and direct-broadcast satellite ("DBS") operators to give broadcasters preferential access to channel space. In contrast, programming networks, such as ours, have no guaranteed right of carriage on cable television or DBS systems. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators.

Closed Captioning

        All of our cable networks must provide closed-captioning of programming for hearing impaired. The 21st Century Communications and Video Accessibility Act of 2010 also requires us to provide closed captioning on certain video programming that we offer on the Internet.

Regulation of the Internet and Mobile Applications

        We operate numerous websites and make available mobile applications ("apps") which we use to distribute information about our programs and to engage more deeply with our viewers. The operation of these websites and distribution of these apps are subject to a range of federal, state and local laws such as privacy and consumer protection regulations.

Employees

        We had 187 employees at December 31, 2013, and 208 employees at December 31, 2014. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our employees work at our offices in Studio City, California and New York, New York.

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

        Pay television distributors own and operate the platforms used to deliver networks to subscribers. These distributors use several different technologies to reach their subscribers as described below under the heading "Distribution Platforms." Distributors attempt to create a mix of networks that will be attractive to their subscriber population in an attempt to gain new subscribers and to minimize subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing a different package of networks. Pay television distributors often create "tiers" of programming services, and our services occasionally are offered on family or movie programming tiers. Various distributors offer additional broadband services such as Internet access, telephony and video-on-demand over their systems.

        As a result of the competition for use of the digital bandwidth capacity for networks and broadband services, pay television network providers, like us, are often required initially to pay promotion and placement fees to pay television distributors for carriage on their systems or the addition of subscribers. These promotion and placement fees are paid to television distributors on a per subscriber basis and generally in advance of any receipt of subscriber fee revenue from such pay television distributors.

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

Sources of Revenue

  Advertising Revenue

        We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers (i.e., the CPM) and almost always include our commitment to deliver a specified number of viewers. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments. Our advertising revenue is affected by the mix of these forms of advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership.

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

        According to Nielsen, there were 103 and 106 advertising-supported cable networks in the United States during 2013 and 2014, respectively. The Networks' ratings and industry rankings for the years ended December 31, 2013 and 2014 are presented below.

	2013		2014
	Rating	Rank	Rating	Rank
Hallmark Channel
Subscribers at December 31 (rating in millions)	86.2	39	85.3	39
Household
Total day viewership	0.5	14	0.5	14
Prime time household rating	0.8	17	0.8	15
Women 25 - 54
Total day viewership	0.3	10	0.3	8
Prime time household rating	0.4	18	0.4	18
Hallmark Movies and Mysteries
Subscribers at December 31 (rating in millions)	52.7	88	55.6	88
Household
Total day viewership	0.3	32	0.4	20
Prime time household rating	0.4	36	0.5	26
Women 25 - 54
Total day viewership	0.1	39	0.1	34
Prime time household rating	0.1	49	0.2	35

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

        For each of the years ended December 31, 2012, 2013 and 2014, revenue from the sale of advertising time on our Networks was approximately $271.2 million, $294.8 million and $327.7 million, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Annual Report on Form 10-K for further information on advertising and ratings.

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

        We are in continuous negotiations with our existing distributors to have our Networks placed in packages with greater numbers of subscribers, thereby increasing our subscriber base and enhancing our opportunities to generate advertising revenue. We have been subject to requests by major distributors to pay promotion and placement fees to help fund the distributors' efforts to market our Networks. Fees that we pay to a distributor are capitalized and amortized over the term of the applicable distribution agreement as a reduction in subscriber fee revenue. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

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

        For each of the years ended December 31, 2012, 2013 and 2014, revenue derived from subscriber fees for the Networks was approximately $78.0 million, $81.8 million and $82.9 million, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report on Form 10-K for information regarding subscriber fees.

Segment Information

        We have one reporting segment, the Networks, through which we conduct all of our business. Please see our Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information regarding this segment.

Programming

        Our Networks offer a range of high-quality entertainment programming for adults and families including original series, lifestyle programming and talk shows, popular television series, movies, miniseries, theatricals, romances, literary classics, and contemporary stories. Sources for programming on our Networks include programming (both movies and series) licensed from Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, MGM, Paramount Pictures, Sonar Entertainment, Sony Pictures Television, Twentieth Television, Warner Bros. and others. In recent years, we licensed from Hallmark Cards animated programming appropriate for children, such as hoops & yoyo and Jingle and Bell's Christmas Star.

        Examples of programming include Hallmark Channel original movies My Boyfriends' Dogs, For Better or For Worse, Recipe for Love, Northpole and A Royal Christmas. Examples of other third party programming shown on our Networks include the popular series The Middle, Little House on the Prairie, I Love Lucy, The Golden Girls, The Waltons, Cheers, Frasier, and Matlock and Murder She Wrote (on Hallmark Movies and Mysteries only). Examples of family-friendly movies licensed from major studios include Mrs. Doubtfire, Dr. Dolittle, and Cheaper by the Dozen, plus additional titles in the Jesse Stone series. Other examples of our third party programming include acquired movies and miniseries such as It Could Happen to You, Finding Forrester and New in Town. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States within a specified period of time. Original movies can be exhibited an unlimited number of times in the United States.

        Hallmark Channel debuted two new original series in 2014 with When Calls the Heart and Signed, Sealed, Delivered. In addition, Cedar Cove returned for a second season.

        Our Networks air, and benefit from, programming previously shown as a Hallmark Hall of Fame such as In My Dreams, The Lost Valentine and Loving Leah. Additionally, in November 2014, One Christmas Eve premiered on Hallmark Channel.

        We have occasionally sublicensed exhibition rights to third parties to select programs in order to reduce our programming costs.

Distribution

  Hallmark Channel

        Hallmark Channel ended 2013 and 2014 with approximately 86.2 million subscribers and approximately 85.3 million subscribers, respectively. We currently distribute Hallmark Channel to 82% of all United States pay television subscribers. The following table shows the approximate number of pay television households in the United States and Hallmark Channel subscribers for each of the nine largest pay television distributors and all other pay television distributors as a group, all as of December 31, 2014.

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK CHANNEL SUBSCRIBERS(1)	HALLMARK CHANNEL % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	19,773	18,598	94.1%
DIRECTV	20,203	19,451	96.3%
Dish Network	14,466	11,171	77.2%
Time Warner	12,910	11,810	91.5%
AT&T (U-verse)	6,583	—	0.0%
Verizon Communications (FiOS)	6,279	6,060	96.5%
Charter	4,339	4,221	97.3%
Cox	3,967	3,277	82.6%
Cablevision	2,733	2,101	76.9%
NCTC and all others	12,806	8,655	67.6%

Total	104,059	85,344	82.0%

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2014.

        Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001 to 85.3 million at December 31, 2014. Our major distribution agreements have terms which expire at various times from December 2015 through December 2032.

  Hallmark Movies and Mysteries

        We launched Hallmark Movie Channel in 2008 and rebranded it as Hallmark Movies and Mysteries in 2014. At December 31, 2014, Hallmark Movies and Mysteries was distributed to 55.6 million subscribers, an increase of 2.9 million subscribers to Hallmark Movie Channel from 52.7 million at December 31, 2013. As of December 31, 2014, Hallmark Movies and Mysteries was distributed in the nation's top 30 designated market areas.

        The following table shows the approximate number of pay television households in the United States and Hallmark Movies and Mysteries subscribers for each of the nine largest pay television distributors and all other pay television distributors as a group, as of December 31, 2014.

PAY TELEVISION DISTRIBUTOR	TOTAL U.S. PAY TV HOUSEHOLDS(1)	HALLMARK MOVIES AND MYSTERIES SUBSCRIBERS(1)	HALLMARK MOVIES AND MYSTERIES % OF PAY TV HOUSEHOLDS
	(In thousands, except percentages)
Comcast	19,773	17,556	88.8%
DIRECTV	20,203	4,579	22.7%
Dish Network	14,466	6,368	44.0%
Time Warner	12,910	7,986	61.9%
AT&T (U-verse)	6,583	—	0.0%
Verizon Communications (FiOS)	6,279	5,244	83.5%
Charter	4,339	3,619	83.4%
Cox	3,967	2,962	74.7%
Cablevision	2,733	2,113	77.3%
NCTC and all others	12,806	5,127	40.0%

Total	104,059	55,554	53.4%

(1)
Source: Nielsen Focus and The Nielsen Public U.E. December 2014.

  Distribution through New Media

        A number of our original movies and series have been released on DVD and are also available for streaming or downloaded viewing from online stores, such as Amazon and iTunes, and on Subscription Video-On-Demand services such as Netflix. Our original movies and primetime series, as well as the lifestyle series Home and Family may also be viewed on the "TV Everywhere" or "Authenticated" platforms of certain of our distributors.

Sales and Marketing

        Our primary target demographic is women aged 25 to 54 and our secondary target is adults aged 25 to 54. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and distributors.

        For over sixty years, Hallmark has been a leader in high-quality original television production. Hallmark Channel and Hallmark Movies and Mysteries have the exclusive cable license to broadcast the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award-winning entertainment series.

        We believe the power of the Hallmark brand and the quality of our programming combine to

  •
  provide our viewers with tangible evidence of our commitment to the best in entertainment that is suitable for the entire family;

  •
  enhance our ability to attract advertising commitments and higher CPMs from the largest advertisers; and

  •
  provide a competitive advantage in negotiating long-term distribution agreements with pay television distributors.

        Our websites www.hallmarkchannel.com and www.hallmarkmoviesandmysteries.com are used to promote the Networks and their programming and to provide information to consumers. These websites promote major programming events, such as original movie and series premieres and program acquisitions, as well as provide information regarding the regular programs on the respective Networks. Further, the sites provide a venue for viewer participation in Network sweepstakes, promotions and community areas. The sites have advertiser imaging, including banner messages and video content. We also promote our programming and promotion activities on social networking sites, such as Facebook, Pinterest, Twitter, tvtag, Instagram and Tumblr.

Network Operations

        Our programming department is responsible for ensuring the consistent quality of the programming we offer. Our programming, scheduling and acquisitions departments work in conjunction with the marketing and creative services departments to create the distinctive appearance of our Networks. Some of these functions are outsourced on an as-needed basis.

        The ongoing production of our Networks is dependent upon our development of original movies and series and acquisition of programming from third parties. Our staff or third parties review all potential programming to ensure that programming is appropriate for the Networks and complies with our quality and content standards.

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

        Our traffic department inserts promotional segments and advertising into the schedule and creates the daily log, which contains a detailed schedule of the stream of programming, commercials and promotional materials that will ultimately be distributed to the subscribers of the Networks. The daily log is then converted to a machine readable play list.

Network Delivery

        We deliver the play list, electronic files and digital tapes of Hallmark Channel and Hallmark Movies and Mysteries programming, commercials and promotional messages to a third party network operations center in Los Angeles, California, where the programming, advertising and promotional elements are combined and compressed. Each Network's broadcast stream is compiled in high definition, after which a standard definition version is created. The Los Angeles facility transmits the combined signals to a satellite transponder that covers the United States. Cable head-end facilities, Telcos and direct-to-home satellite services receive and decode our broadcast streams and transmit our Networks to their subscribers.

        The following chart summarizes for the primary distribution platforms through which we deliver our Networks, our primary pay television distributors, and the uplink and satellites we currently use to deliver our Networks:

Primary Distribution Platforms	Primary Pay TV Distributors	Network Origination and Uplink Providers/Locations	Satellites
		Encompass Digital Media	Hallmark Channel and Hallmark Movies and Mysteries:
Cable	Cablevision	Los Angeles, CA	SES AMC 11/T5
Charter
Comcast
Cox
NCTC
Time Warner
Verizon Communications (FiOS)
Satellite	DirecTV
Dish Network

        The contracts with the parties providing origination, uplink, satellite and other services for the delivery of our Networks in the United States expire from March 2015 through 2019. We are either in negotiations with vendors for such contracts which expiration is forthcoming or seeking a new vendor for such services. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts are reflected in "Operating Leases" and "Capital Leases" in the schedule of contractual commitments as of December 31, 2014, as shown in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report on Form 10-K.

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

  •
  Pay television networks branded with the well-known Hallmark name.  Our Networks are branded with the Hallmark name. We believe that viewers and distributors associate the Hallmark brand with family values and high-quality content. We believe our association with this brand facilitates our efforts to achieve increased distribution and to attract additional viewers, which in turn positively affects our ratings and advertising revenue.

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

  •
  Entertainment programming.  Our programming is entertainment designed for adults and families and is intended to meet quality standards that are associated with the Hallmark trademark and its brand image. Many of our competitors may have more flexibility in selecting programming.

  •
  Ratings which affect advertising.  Our ratings are a significant and generally positive factor. Nevertheless, our competitors include networks with more subscribers and higher ratings, which affect rates that we can charge for advertising.

Research

        Our research department provides strategic and tactical guidance to management, as well as supplying information about the Networks to our potential advertisers and distributors. This department collects and provides data about the size, demographics and product/brand purchase patterns of our audience and information about our competitors, markets and the industry as a whole. Our research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where opportunities lie, in order to increase our Networks' market share. Furthermore, the research department tracks the performance of our Networks daily, weekly, monthly, and quarterly through an internal tracking system using the Nielsen ratings service and a number of other services and sophisticated tools useful in obtaining information on viewers of our Networks.

        Trends and changes from ratings systems are reported to management for short and long-term strategic planning. One trend which has been identified is that viewers are increasingly accessing content online as opposed to traditional linear television. Broadcast and cable networks have realized that viewing frequency has significantly increased and the number of online television videos watched per visitor each month has also significantly increased across all device types. Gaming consoles and over-the-top ("OTT") devices are becoming a more relevant medium for content consumption, especially among younger adults ages 18 to 24. Linear commercially supported television continues to garner the vast majority of television viewing, nonetheless. To address this trend and media fragmentation, Nielsen continues to expand its sample to increase the stability of its ratings currency and has now included both DVR and VOD viewing into C-3 (Live plus 3 Commercial Ratings) currency while it continues to refine its measurement methodology to account for mobile and OTT viewing.

Available Information

        Our principal executive offices are located at 12700 Ventura Boulevard, Studio City, California 91604 and our telephone number is (818) 755-2400. We will make available free of charge through our website, www.hallmarkchannel.com, this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the "SEC").

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

        Additionally, we will make available, free of charge upon request, a copy of our Code of Business Conduct and Ethics, which is applicable to all of our employees, including our senior financial officers. Our code is available through our website. Copies may be requested by contacting our General Counsel at 12700 Ventura Boulevard, Studio City, California 91604.

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

        Our business has a history of net losses. As of December 31, 2014, we had an accumulated deficit of $1.6 billion, total stockholders' equity of $493.6 million, and goodwill of $314.0 million. We cannot provide assurance that we will sustain an operating profit or a positive cash flow. If we are not able to do so, the trading price of our Common Stock and publicly traded debt may fall significantly and we may not be able to meet our debt obligations, working capital requirements, capital expenditure plans, or other cash needs. Our inability to meet those needs and any decrease in the trading prices of our securities could have a material adverse effect on our business, operating results and liquidity.

        We believe to continue to be profitable before interest expense and to continue to generate a positive cash flow, we must maintain or increase the positive margin of our advertising and subscriber revenue over our (i) programming expenses, (ii) selling, general and administrative expenses and (iii) marketing expenses. We expect this to require, among other things, maintaining or increasing the distribution of our Networks, attracting younger viewers to our Networks, attracting more advertisers, increasing our ratings and maintaining or increasing our subscriber and advertising rates.

We, and our subsidiaries, each a guarantor of our Notes, may incur additional indebtedness, including secured indebtedness, which could adversely affect our business.

        As of December 31, 2014, we had total debt outstanding of $389.7 million, of which $118.2 million was secured, and borrowing availability of approximately $30.0 million under our senior secured credit facilities.

        The amount of our indebtedness, as well as the associated restrictive covenants, may adversely affect the operation of our business by limiting our ability to do a number of things, including, but not limited to, the following:

  •
  Use operating cash flow to fund future programming, to complete strategic transactions, to develop properties, for working capital and for other business activities, because we must dedicate a substantial portion of these funds to service our debt;

  •
  Obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

  •
  Compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; and

  •
  Avoid vulnerabilities if confronted with downturns in the pricing of our products, market conditions in our industry or our customers' industries or general economic conditions.

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

        Unanticipated significant costs or expenses or any developments that decrease or otherwise hamper the growth in our revenue may result in the need for additional external funds in order to continue operations. There can be no assurance that external funds will be available or available under acceptable terms. In addition, any new debt financing would require the cooperation and agreement of existing lenders.

We may not be able to generate sufficient cash to service all of our indebtedness and ongoing investments in our business and may be forced to take other actions to satisfy such obligations that may not be successful.

        In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to satisfy our debt obligations and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, will depend upon, among other things, the following:

  •
  our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, competitive, regulatory, legal and other factors, many of which are beyond our control; and

  •
  our future ability to borrow under our senior secured credit facilities, the availability of which depends on, among other things, our complying with the covenants in the indenture governing the Notes.

        We cannot provide assurance that our business will generate sufficient cash flow from operations or that we will be able to draw under our senior secured credit facilities in an amount sufficient to fund our liquidity needs.

        If our cash flows and capital resources are insufficient to service our indebtedness or other capital needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not be adequate to meet our scheduled debt service obligations or other capital needs. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. If we are required to dispose of material assets or operations, sell equity, or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations, our liquidity would be diminished which could have a material adverse effect on our business. Furthermore, we may not be able to consummate those dispositions for fair market value or at all, which could have a material adverse effect on our financial condition.

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

        Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our senior secured credit facilities and the indenture governing the Notes. Upon a default, unless waived or cured, the lenders under our senior secured credit facilities could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the senior secured credit facilities and force us into bankruptcy or liquidation as more fully described under the heading "If we default on our obligations to pay our indebtedness, we may not be able to make payments on other indebtedness" below.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on our other indebtedness.

        If our operating performance declines, we may in the future need to seek waivers from the required lenders under our senior secured credit facilities to avoid being in default. We cannot assure that such waivers will be granted or that we will otherwise be able to avoid a default. Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities, that is not cured or waived by the required holders of such indebtedness, could leave us unable to pay principal, premium, if any, or interest on the Notes or other indebtedness and could substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on such indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including our senior secured credit facilities, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable, together with any accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the senior secured credit facilities, in each case, which could force us into voluntary or involuntary bankruptcy or cause us to discontinue operations or seek a purchaser of our business or assets. Holders of the Notes would also have the ability ultimately to force us into bankruptcy or liquidation, subject to the indenture governing the Notes. In addition, a default under either our senior secured credit facilities or the indenture governing the Notes would trigger a cross default under our other agreements and could trigger a cross default under any agreements governing our future indebtedness.

"Most Favored Nations" provisions may require modification of existing distribution agreements which could adversely affect subscriber revenue.

        A number of our existing distribution agreements contain "most favored nations" or "MFN" clauses. These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor holding the MFN right, subject to certain exceptions and conditions. These clauses cover matters such as subscriber fees, launch support, local advertising time and other financial and operating provisions. In the past, after entering into new distribution agreements, we have been asked by some of the distributors holding

MFN rights to modify their distribution agreements to incorporate financial and other terms similar to those in the new agreements. Any claims of this type in the future could result in lower overall subscriber revenue or cash outlays; however, if our subscription base is increased as a result of such modifications, it could result in overall higher advertising revenue.

If we are unable to obtain programming from third parties, we may be unable to increase our subscriber base.

        Programming acquired from third parties is an important component of our business. We compete with other pay television network providers to acquire programming. If we fail to obtain programming on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may decrease our subscriber base or hinder the growth of our subscriber base.

If our programming declines in popularity, our subscriber fees and advertising revenue could fall.

        Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. For example, we continue to strive to meet the preferences of our target audience demographic. Our competitors may have greater numbers of original productions, better distribution, and greater capital resources, and may be able to react more quickly to shifts in tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability or maintaining a positive cash flow and could adversely affect the market price of our Common Stock and publicly traded debt.

        In addition, our delivery of the Networks continues to be impacted by industry developments. One potentially significant factor is the continued growth of time-shifting digital video recording devices ("DVRs"). DVRs heighten the impact of competition as viewers are able to increase their access to their preferred content. The use of DVRs and other technologies that allow viewers to fast-forward or skip programming, including commercials, have caused changes in viewer behavior that may affect the attractiveness of our offerings to advertisers and could, therefore, negatively affect our revenues. If our distribution methods and content are not responsive to our target audience, our business could be adversely affected.

If we are unable to increase our advertising revenue, we may be unable to achieve improved results.

        If we fail to significantly increase our advertising revenue, we may be unable to achieve or sustain improved results or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following, among other factors: (i) a decline in viewer ratings; (ii) uncertainty caused by the current economic environment regarding the condition of the advertising marketplace and the financial health of many industry segments and individual companies, including those which advertise on our Networks; (iii) inability to reduce our average viewer age to be within our target audience of viewers between the ages of 25 and 54; (iv) inability to identify, attract and retain experienced sales and marketing personnel with relevant experience; (v) inability to successfully compete against the significantly more extensive and well-funded sales and marketing operations of our current or future competitors; (vi) shift in expenditures by advertisers triggered by advancement of new technologies; and (vii) inability to increase our advertising sales rates or obligation to run additional advertising spots to fulfill guaranteed delivery numbers which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our Networks and our number of subscribers.

Failure to renew our long-term distribution agreements, or renewal on less favorable terms, the termination of those agreements or further consolidation of our distributors, could have a material adverse effect on our business.

        Currently our major distribution agreements have terms which expire at various times from December 2015 through December 2032. Failure to renew these distribution agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business. A reduced distribution of our Networks would adversely affect our subscriber fee revenue, and impact our ability to sell advertising or the rates we charge for such advertising. Even if our distributor agreements are renewed, we cannot assure that the renewal rates will equal or exceed the rates that we currently charge these distributors.

        In some cases, if a distributor is acquired, the distribution agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to one or more distributor agreements with our Networks on terms that are more favorable to us could adversely impact our financial condition and results of operations. Furthermore, consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. Most of our subscriber revenues come from a handful of our largest distributors. The six largest cable distributors provide service to approximately 44% of U.S. households receiving multichannel video programming distribution, while the 2 largest DBS distributors provide service to an additional 34% of such households. Continued consolidation within the industry could further reduce the number of distributors available to carry our content and increase the negotiating leverage of our distributors which could adversely affect our revenue.

Hallmark Cards controls us and this control could create conflicts of interest or inhibit potential changes of control.

        Hallmark Cards, through its wholly-owned subsidiaries, HCC and Hallmark Cards GmbH, beneficially owns an aggregate of approximately 90.3% of the outstanding shares of our Common Stock. This control gives Hallmark Cards and its subsidiaries substantial influence over us and on matters requiring approval from our stockholders, including the election of our directors, amendments to our certificate of incorporation and the approval of significant transactions. Furthermore, others may be discouraged from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of our Common Stock and publicly traded debt. As a result, the market price of our Common Stock and publicly traded debt could suffer, and our business could suffer. In addition, the control that Hallmark Cards or these specific wholly-owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations, including, without limitation:

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

        In addition, our directors also may be officers or directors of Hallmark Cards or its affiliates, which may create, or create the appearance of, conflicts of interest when those directors are allocating time between the companies and when they are faced with decisions that could have different implications for Hallmark Cards, including its affiliates, and us. Such directors have fiduciary duties, including duties of loyalty, to both companies.

        Our certificate of incorporation provides that Hallmark Cards will have no duty to refrain from engaging in activities or lines of business that are the same as or similar to the activities or lines of business in which we engage, and neither Hallmark Cards nor any officer or director of Hallmark Cards, except as described under "Impact of Related Party Agreements—Certain Business Relationships and Conflicts of Interest" below, will be liable to us or to our stockholders for breach of any fiduciary duty by reason of any such activities of Hallmark Cards. In the event that Hallmark Cards acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Hallmark Cards and us, Hallmark Cards will have no duty to communicate or offer that corporate opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty as a stockholder by reason of the fact that Hallmark Cards pursues or acquires that corporate opportunity for itself, directs that corporate opportunity to another person, or does not communicate information regarding that corporate opportunity to us.

        Hallmark Cards' standstill restrictions placed on ownership of our Common Stock pursuant to the Stockholders Agreement expired on December 31, 2013. Consequently, Hallmark Cards is now allowed to pursue certain transactions related to the sale and disposition of our Common Stock that it was previously prohibited from pursuing under certain conditions. On June 24, 2013, Hallmark Cards filed a Schedule 13D/A disclosing possible options it may consider with respect to its ownership of our Common Stock upon expiration of the standstill restriction, which included among other things: maintaining their investment in us; purchasing additional shares of our Common Stock, either on the market or in privately negotiated transactions; engaging in a short-form merger to eliminate our minority stockholders or proposing another form of "going private" transaction; proposing that our Board of Directors consider implementing a stock repurchase program; proposing that our Board of Directors consider delisting our Common Stock from the Nasdaq Global Market and terminating our registration under the Securities and Exchange Act of 1934, as amended; and disposing, subject to the continuing limitations in the Stockholders Agreement, all or a portion of their investment in the Company in a privately negotiated transaction or series of transactions. Should Hallmark Cards pursue any of the preceding options, the market for and price of our Common Stock and publicly traded debt could suffer, and our business could be adversely affected.

If we are unable to protect or maintain intellectual property rights upon which our business relies, and if we lose intellectual property protection or lose the right to use the name "Hallmark," our business could be materially harmed.

        Our business depends on our intellectual property. We attempt to protect these intellectual property rights through a combination of our copyright, trade secret, and trademark law and contractual restrictions, such as confidentiality agreements. We also depend on our trade names and domain names. We have filed trademarks and other intellectual property registrations. Even if such registrations are issued, they may not fully protect important aspects of our business and there is no guarantee that our business does not or will not infringe upon intellectual property rights of others. Furthermore, intellectual property laws vary from country to country, and it may be more difficult to protect and enforce our intellectual property in some foreign jurisdictions. In addition, piracy, which encompasses the theft of our signal, and unauthorized use of our content in the digital environment continues to present a threat to our revenues. As a result, it may be possible, for unauthorized third parties to copy and distribute our productions, which could have a material adverse effect on our business. Moreover, in the future, we may need to litigate to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Any such litigation could affect our cash flows and divert the attention of our management.

        Pursuant to license agreements, we license the name "Hallmark" from Hallmark Licensing, LLC, a subsidiary of Hallmark Cards, for use in the names of our Networks. Hallmark Licensing, LLC extended the term of the license agreements for an additional period that terminates on the earlier of

(i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements. We believe that the use of this trademark is critical for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States. Should these licenses expire without renewal or if otherwise become unavailable to us, our business could be materially harmed.

        Despite Hallmark Licensing, LLC's efforts to protect its trademark in the name "Hallmark," third parties may infringe or misappropriate the name "Hallmark," which could harm our business and cause us to divert time and resources to litigate to enforce our rights. Further, in the event of bankruptcy proceedings relating to Hallmark Licensing, LLC or Hallmark Cards, a bankruptcy court could conclude that the license agreements are executory contracts and, subject to certain legal requirements, the bankruptcy trustee may either assume or reject the license agreements. Rejection of the license agreements could prevent us from continuing to use the "Hallmark" name. The loss of our license rights to use the name "Hallmark" could substantially harm our business.

Others may assert intellectual property infringement claims against us.

        Others may claim that our productions or production techniques misappropriate or infringe the intellectual property rights of third parties. Regardless of whether such claims are valid or successful, we could incur significant costs and diversion of time and resources in defending against such claims, which could have a material adverse effect on our reputation, cash flows and results of operations.

If our Federal Tax Deconsolidation is challenged, we could owe substantial tax payments to Hallmark Cards.

        The Federal Tax Deconsolidation had a significant impact on our future estimated cash flows. Amounts previously budgeted for cash payments for taxable amounts due under the Tax Sharing Agreement are now available for the pay down of debt and other uses. Under the terms of the Federal Tax Deconsolidation, however, we agreed that if any taxing authority determines that the Federal Tax Deconsolidation did not result in us no longer being a member of the Hallmark Cards' consolidated federal tax group, then the Tax Sharing Agreement (as defined below) will be deemed to have been continuously in effect. If, in the future, the Tax Sharing Agreement is deemed to have been continuously in effect, we would not be permitted to access its NOLs and could be obligated to reimburse substantial tax payments to Hallmark Cards, which could have a material adverse effect on our cash flows and results of operations.

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

        We believe our success depends on the expertise and continued service of our executive officers and key employees of our subsidiaries. There can be no assurance that these employees will remain with us or our subsidiaries. If we fail to attract, hire or retain the necessary personnel, we may be unable to implement our business plan or keep pace with developing trends in our industry.

The seasonality of our business could exacerbate negative impacts on our operations.

        Our advertising revenues are subject to seasonal advertising patterns and changes in viewership levels. Typically our advertising revenues are higher during the second and fourth quarters and lower during the first and third quarters. While advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired, we typically commit approximately 40% of our Networks' advertising in the Upfront Season. In addition, advertising rates also vary by time of year due to seasonal changes in television viewership. Rates are typically higher during the second and fourth quarters and lower during the first and third quarters. Due to the seasonality of our business, if a short term negative impact on our business occurs during the time of high seasonal demand, the effect could have a disproportionate effect on the results of our business for the year.

The amount of our goodwill may hinder our ability to achieve profitability.

        As a result of our acquisitions of all the common interests in Crown Media United States, we have recorded a significant amount of goodwill. We are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations and stockholders' equity could be materially adversely affected.

Our stock price may be volatile and could decline substantially.

        The stock market and the market price for our Common Stock has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our Common Stock to decline, including the following:

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

        Additionally, of the approximately 359.7 million shares of our outstanding Common Stock, only 34.8 million shares (approximately 9.7%), are held by non-affiliates. Our stock ownership structure may also be a cause of volatility in the market price of our Common Stock.

Risks Relating to Our Industry

The change in the television rating system in the United States could reduce our Networks revenue and our ability to achieve profitability.

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

        A continuing trend towards business combinations and alliances in the entertainment industry may create significant new competitors for us or intensify existing competition. Many of these combined entities have more than one network and resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer. We cannot assure that we will be able to compete successfully in the future against existing or future competitors or that competition will not have a material adverse effect on our business.

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

Changes in public and consumer tastes and preferences could reduce demand for our services and reduce profitability of our businesses.

        Each of our Networks provides content and services whose success is primarily dependent upon acceptance by the public, which is difficult to predict. Audience preferences change frequently and it is a challenge to anticipate what content will be successful at any point in time. While we aim to consistently create and distribute offerings that appeal to the prevailing consumer tastes at any point in time, some of our content and services may not be accepted by our target audience. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions and the growing competition for consumer discretionary spending may also affect our target audience's acceptance of our content and services. If our Networks do not achieve sufficient consumer acceptance, revenues may decline and adversely affect our profitability.

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses

        Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of our and our users' proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. Despite our efforts, our security measures may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users' data. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our or our users' proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have a material adverse effect on our business.

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

        For example, the advent of digital technology is likely to accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies, including lower retail rates for video services. These changes could fundamentally affect the scale, source, and volatility of our revenue streams, cost structures, and operating results, and may require us to significantly change our operations. If we fail to adapt to these changes, there could be a material adverse effect on our business, financial condition and results of operations.

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

Economic problems in the United States or in other parts of the world could adversely affect our results of operations.

        Our business is significantly affected by prevailing economic conditions and by disruption to financial markets. In particular, we derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in areas where our Networks are distributed could adversely affect advertising rates and volume, resulting in a decrease in our advertising revenues. In addition, decreases in consumer discretionary spending may affect television subscriptions. This could lead to a decrease in the number of subscribers receiving our programming from our distributors. Similarly, a decrease in viewing subscribers would also have a negative effect on our ratings, which may impact the rates we are able to charge our advertisers. Although we believe that our operating cash flow and current access to capital and credit markets, including our existing credit facilities, will give us the ability to meet our financial needs through 2015, there can be no assurance that future volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our cost of borrowing.

        Economic conditions also affect the business of our partners. The companies who purchase advertising on our Networks may reduce their spending on advertising or our business partners may default on obligations owed to us.

Turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations.

        Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. These conditions impacted financial institutions and tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations. In addition, our borrowing costs could be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A low rating would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.

Our business is subject to risks of adverse changes in laws and regulations, which could result in reduced distribution of our Networks and have a material adverse effect on our business.

        Our programming and the distributors of our Networks are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission ("FCC"), as well as by state and local governments. While we believe we are in material compliance with applicable laws, there can be no assurance that our operations will continue to materially comply with all applicable laws. In addition, Congress and the FCC currently have under consideration and may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. For example, regulations that would allow for the unbundling of program services could reduce the distribution of our Networks, thereby leading to reduced ratings, increased marketing expenses, and lower subscription and advertising revenue. Any noncompliance with laws, regulations or policies currently applicable to our business or the enactment or adoption of new laws, regulations or policies applicable to our business could have a material adverse effect on our business.

ITEM 1B.    Unresolved Staff Comments

        Not applicable.

ITEM 2.    Properties

        The following table provides certain summary information with respect to the principal real properties leased by us. We do not own any real property. The leases for these offices and facilities expire between 2016 and 2020. We believe the facilities, office space and other real properties leased are adequate for our current operations.

Location	Use	Approximate Area in Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	41,423
1325 Avenue of the Americas New York, New York	Advertising sales and administrative office and advertising traffic	24,278
6025 S. Quebec St. Centennial, Colorado	Administrative office	4,528
205 N. Michigan Ave. Chicago, Illinois	Advertising sales office	4,313
1170 Peachtree Street Atlanta, Georgia	Advertising sales office	193

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

 PART II

ITEM 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is listed on the NASDAQ Global Market under the ticker symbol "CRWN." Set forth below are the high and low sales prices for our Common Stock for each quarterly period in 2013 and 2014, as reported on the NASDAQ Global Market.

	Price Range
Common Stock	High	Low
2013
First Quarter	$2.150	$1.790
Second Quarter	$2.660	$1.850
Third Quarter	$3.300	$2.400
Fourth Quarter	$3.630	$3.000
2014
First Quarter	$3.940	$2.800
Second Quarter	$3.980	$3.290
Third Quarter	$3.820	$2.960
Fourth Quarter	$3.650	$2.930

Holders

        As of February 10, 2015, there were 46 record holders of our Common Stock.

Dividends

        We have not paid any cash dividends on our Common Stock since inception and there are currently no plans to do so in the future. In 2011 we paid cash dividends of $13.8 million on our redeemable Preferred Stock through July 14, 2011, at which time all of our outstanding Preferred Stock was redeemed. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation—2011 Refinancing" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation—Senior Notes" in this Annual Report on Form 10-K for information on restrictions that may materially limit our ability pay dividends in the future.

Performance Graph

        The following graph presents the total stockholder return of $100 invested in our Common Stock for the period from December 31, 2009, through December 31, 2014. It also presents comparative results for (i) $100 invested in a peer group index comprising initially equal dollar investments in the common stocks of Discovery Communications, Inc. (DISCA), Scripps Networks Interactive, Inc. (SNI) and The Walt Disney Company (DIS) and (ii) the relative performance of the NASDAQ Composite index, also relative to an initial measure of $100. Dividends, if any, are assumed to have been reinvested in shares of the respective company's stock at the closing price on the related dividend payment date. The closing price of our stock on December 31, 2009, the last trading day of that year, was $1.45. The closing price of our stock on December 31, 2014, the last trading day of that year, was $3.54.

 Relative Performance of Crown Media Holdings, Inc.
Class A Common Stock

ITEM 6.    Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide you with selected historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statement of operations data for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, and selected consolidated balance sheet data as of December 31, 2010, 2011, 2012, 2013 and 2014, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial

Statements and related notes for the years ended December 31, 2012, 2013 and 2014, included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share amounts)
Revenue:
Advertising	$218,152	$251,325	$271,242	$294,805	$327,691
Subscriber fees	68,819	71,668	78,005	81,818	82,903
Other revenue	301	368	623	1,178	5,002

Total revenue, net	287,272	323,361	349,870	377,801	415,596
Cost of Services:
Programming costs	125,249	136,782	134,549	134,001	148,596
Other costs of services	11,929	12,266	13,704	15,148	16,533

Total cost of services	137,178	149,048	148,253	149,149	165,129
Selling, general and administrative expense	51,783	55,679	60,633	65,288	71,038
Marketing expense	10,152	9,816	10,179	11,544	12,436
Gain from extinguishment of liability	—	(1,246)	—	(121)	—
Gain from sale of film assets	(719)	—	—	—	—

Income from continuing operations before interest and income tax expense	88,878	110,064	130,805	151,941	166,993
Interest expense, net	(55,987)	(25,857)	(46,056)	(42,577)	(39,263)
Loss on early extinguishment of debt	—	—	—	—	(3,668)

Income from continuing operations before income tax expense	32,891	84,207	84,749	109,364	124,062
Income tax (expense) benefit	(8,810)	234,589	22,604	(41,649)	(28,936)

Income from continuing operations	24,081	318,796	107,353	67,715	95,126
Gain (loss) on sale of discontinued operations, net of tax	—	189	—	—	(629)

Net income and comprehensive income	24,081	318,985	107,353	67,715	94,497
Income allocable to Preferred Stockholder	(16,297)	(69,974)	—	—	—

Net income attributable to common stockholders	$7,784	$249,011	$107,353	$67,715	$94,497

Weighted average number of common shares outstanding, basic and diluted	234,676	359,676	359,676	359,676	359,676

Income per share from continuing operations, net of income allocable to Preferred Stockholder, basic and diluted	$0.03	$0.69	$0.30	$0.19	$0.26
Gain (loss) per share from discontinued operations, basic and diluted	—	—	—	—	—

Net income per common share, basic and diluted	$0.03	$0.69	$0.30	$0.19	$0.26

	As of December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,565	$35,181	$43,705	$63,750	$60,888
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	678,534	958,469	1,024,662	1,038,230	1,062,113
Total long-term debt, excluding current maturities	391,746	498,463	480,393	439,183	376,824
Stockholders' (deficit) equity	(150,965)	243,496	331,359	399,141	493,638
Other Data:
Net cash provided by operating activities	$67,111	$41,482	$30,680	$57,578	$69,310
Capital expenditures	(1,086)	(957)	(1,376)	(1,530)	(2,729)
Net cash used in investing activities	(2,047)	(1,145)	(1,376)	(1,511)	(2,719)
Net cash used in financing activities	(44,955)	(35,721)	(20,780)	(36,022)	(69,453)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our Consolidated Financial Statements and accompanying notes included in this Annual Report on Form 10-K should be read in conjunction with the discussion and analysis that follows.

Current Challenges

        We face numerous operating challenges. Among such challenges are maintaining and increasing viewership ratings, advertising revenue, acquiring rights to meet the demands of new technologies, distribution of the Networks, and controlling costs and expenses.

  Ratings

        Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to (i) acquire the broadcast rights for and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel's highest ratings. We have typically incurred additional marketing and promotional expenses to help drive higher ratings for original programming such as for the series Cedar Cove in 2013 and 2014 and When Calls the Heart and Signed, Sealed, Delivered in 2014. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

  Advertising Revenue

        During the three months ended December 31, 2014, CPMs for commitments in the 2014/2015 Scatter Market for Hallmark Channel were 48% greater than the CPMs for commitments during the 2013/2014 Upfront Season and were generally 16% greater than achieved during the three months ended December 31, 2013, during the 2013/2014 Scatter Market. Increased holiday spending in such categories as retail, automotive, and theatrical, had a positive impact on the 2014/2015 Scatter Market CPM's. During the three months ended December 31, 2014, CPMs for commitments in the 2014/2015 Scatter Market for Hallmark Movies and Mysteries were 40% greater than the CPMs for commitments during the 2013/2014 Upfront Season and were generally 20% greater than achieved during the three months ended December 31, 2013, during the 2013/2014 Scatter Market. New business combined with a rebranded network contributed to these rate increases.

        Our direct response rates for Hallmark Channel during the three months ended December 31, 2014, were 4% higher than those during the three months ended December 31, 2013. Our direct response rates for Hallmark Movies and Mysteries during the three months ended December 31, 2014, were 39% higher than those during the three months ended December 31, 2013. Limited direct response inventory supply resulting from a strong Scatter Market contributed to the increase in direct response rates.

        During the 2013/2014 and the 2014/2015 Upfront Seasons, we entered into agreements with major advertising firms covering approximately 44% and 41%, respectively, of our advertising inventory for Hallmark Channel. Advertising units committed during the 2014/2015 Upfront Season for Hallmark Channel were at CPMs 2% higher than the CPMs for those committed during the 2013/2014 Upfront Season, reflecting, in part, increases in rates related to our original primetime series. We sold the balance of our 2013/2014 broadcast season inventory in the Scatter Market.

        During the 2013/2014 and the 2014/2015 Upfront Seasons, Hallmark Movies and Mysteries entered into advertising commitments for approximately 32% and 30% of its advertising inventory, respectively. Advertising units committed during the 2014/2015 Upfront Season for Hallmark Movies and Mysteries were at CPMs flat as compared to the CPMs for those committed during the 2013/2014 Upfront Season.

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

        The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes. The top 25 cable TV networks in the United States, measured by the number of subscribers, have 95 million or more subscribers. It is a mature market with relatively high penetration. According to Nielsen, at December 31, 2014, Hallmark Channel and Hallmark Movies and Mysteries were distributed to 85.3 million subscribers and 55.6 million subscribers, respectively.

        The emergence of new digital technologies, industry standards, and viewer preferences require us to update the methods we use to distribute and deliver our programming to viewers, adopting some technologies and discarding others. We are increasingly providing programming to consumers on-demand through our authenticated services and those of our distributors, our own on-line presence and other electronic resellers. We continue to seek revenue opportunities from the increasing number of persons viewing our content on these platforms while controlling the costs incurred.

  Demographics

        Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

        We believe that the key demographics for Hallmark Channel and Hallmark Movies and Mysteries are the viewers in the groups adults aged 25 to 54 and women aged 25 to 54. The average viewing age for Hallmark Channel was 57.4 and 59.0 for 2013 and 2014, respectively. The average viewing age for Hallmark Movies and Mysteries was 63.8 and 65.0 for 2013 and 2014, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

        Our revenue consists primarily of advertising fees and subscriber fees. For the years ended December 31, 2012, 2013 and 2014 revenue from the sale of advertising time on our Networks was approximately $271.2 million, $294.8 million and $327.7 million, respectively. For the years ended December 31, 2012, 2013 and 2014 revenue derived from subscriber fees for the Networks was approximately $78.0 million, $81.8 million and $82.9 million, respectively. Information relating to advertising fees and subscriber fees is presented above in "Item 1 Business—Sources of Revenue" included in this Annual Report on Form 10-K.

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

        For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

        The following discussion concerns certain accounting estimates and assumptions that are considered to be material due to the levels of subjectivity and judgment necessary to account for uncertain matters and the susceptibility of such matters to changes.

Programming Rights

        Programming rights principally consist of rights to off-network, theatrical and original movies; off-network and original scripted series; and original unscripted series and specials. Original series and specials consist of lifestyle, dramatic and other entertainment programming. Programming aired on our television Networks is primarily obtained from third-party production companies and distributors and is classified as acquired or original programming in the notes to consolidated financial statements. Programming aired on our television Networks obtained from subsidiaries of Hallmark Cards is classified as affiliate programming.

        Acquired programming consists of series, films and specials that have been previously produced and have often been previously exhibited by third parties for which we license limited broadcast rights for a specific time period. The licensed exhibitions can vary from a single broadcast to multiple broadcasts over several years, and the license typically requires payments during the term of the license. The cost of acquired programming is capitalized when the license period begins and the program is available for use. Original programming consists of movies, series and specials that are specifically produced for our television Networks. We often fund the production of original programs prior to completion of production and initial broadcast; these payments are classified as prepaid programming rights until the program is available for use.

        Capitalized programming costs are stated at the lower of cost less accumulated amortization or net realizable value (fair value for owned programming). Amortization of programming rights is recognized over the contractual term on a straight-line basis or the estimated useful life, if shorter. Amortization of the capitalized costs of licensed programming commences when the license period begins and the program is available for use. Amortization of the capitalized costs of owned programming is amortized over the expected and likely broadcasts of the program. The portion of the unamortized programming rights that will be amortized within one year is classified as current programming rights on the accompanying consolidated balance sheets. Although we estimate that all of the unamortized owned programming will be amortized within the next twelve months, it is classified as long-term programming rights on the accompanying consolidated balance sheets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 926, Entertainment—Films.

        We periodically evaluate the net realizable value of our licensed programming rights by considering expected future revenue generation. Estimates of future revenue consider historical airing patterns and future plans for airing programming, including any changes in strategy. Estimated future revenue may differ from actual revenue based on changes in expectations related to market acceptance, advertising demand, the number of cable and satellite television subscribers receiving our Networks, and program usage. Accordingly, we continually review revenue estimates and planned usage and revise our assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to net realizable value.

Goodwill

        At December 31, 2014, we had a stockholders' equity of $493.6 million and a goodwill asset of $314.0 million. All of our goodwill relates to our Networks, which is also our only segment. In November 2014, we first assessed qualitatively whether it was necessary to perform the two-step goodwill impairment test. We did not believe, as a result of our qualitative assessment, that it was more likely than not that the fair value of a reporting period was less than its carrying amount, and, therefore, the quantitative two-step goodwill impairment test was not required. In order to further support our qualitative assessment, we also performed the first step of the goodwill impairment test. We note that if our fair value estimate was 50% lower, we would still not have failed the initial test and no impairment charge would be taken.

Deferred Tax Asset

        We account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities, including related operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

        Net deferred tax assets are recognized to the extent that management believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event management subsequently determines that we would likely be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded with a corresponding reduction in the provision for income taxes.

        We released $22.8 million of valuation allowance against our deferred tax assets and recorded tax expense of $28.9 million during the fourth quarter of 2014. We have reported pre-tax income since 2010. Based on positive evidence, including the five year cumulative positive income and a reasonable expectation of continued profitability in future years, the absence of significant negative evidence and certain other matters, we determined it is more likely than not that our deferred tax assets will be realized except for certain deferred tax assets attributable to state net operating losses. We note that there is inherent estimate risk related to projected, future earnings.

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

Revenue Recognition

        Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired. If the ratings guarantees associated with the programming in which the advertiser appears are not achieved, recognition of a portion of the revenue form the advertising is deferred until the guarantees are satisfied by providing the advertisers with additional advertising time. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for our broadcasting operations. Customers remit the gross billing amount to their respective agencies, after which each agency remits the amount collected less its commission to us. Payments received in advance of being earned are recorded as deferred revenue or ADUs.

        Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is fixed and determinable, and collectability is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of promotion and placement costs.

        Revenues associated with digital distribution arrangements are recognized when we transfer control and the rights to distribute the content to a customer. Internet advertising revenue that is based upon the number of impressions delivered or the number of click-throughs is recognized as impressions are delivered or click-throughs occur.

        Revenues from the licensing of television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met.

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

        With respect to television movies intended for broadcast, the most sensitive factor affecting estimates of Ultimate Revenues is the program's rating and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect our ability to generate advertising revenues during the airing of the program.

Selected Historical Consolidated Financial Data of Crown Media Holdings

        In the table below, we provide selected historical consolidated financial and other data (unaudited ratings and subscriber information) of Crown Media Holdings and its subsidiaries. The following selected consolidated statements of operations and cash flow data for the years ended December 31, 2012, 2013 and 2014, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

				Percentage Change
	Years Ended December 31,
				2013 vs. 2012	2014 vs. 2013
	2012	2013	2014
Revenue:
Advertising	$271,242	$294,805	$327,691	9%	11%
Subscriber fees	78,005	81,818	82,903	5%	1%
Other revenue	623	1,178	5,002	89%	325%

Total revenue	349,870	377,801	415,596	8%	10%
Cost of Services:
Programming costs	134,549	134,001	148,596	0%	11%
Operating costs	13,704	15,148	16,533	11%	9%

Total cost of services	148,253	149,149	165,129	1%	11%
Selling, general and administrative expense	60,633	65,288	71,038	8%	9%
Marketing expense	10,179	11,544	12,436	13%	8%
Gain from extinguishment of indemnification	—	(121)	—

Income before interest and income tax expense	130,805	151,941	166,993	16%	10%
Interest expense	(46,056)	(42,577)	(39,263)	–8%	–8%
Loss on early extinguishment of debt	—	—	(3,668)	0%	100%

Income before income tax expense and loss from sale of discontinued operations	84,749	109,364	124,062	29%	13%
Income tax (provision) benefit	22,604	(41,649)	(28,936)	–284%	–31%

Income before loss from sale of discontinued operations	107,353	67,715	95,126	–37%	40%
Loss from sale of discontinued operations	—	—	(629)	0%	100%

Net income	$107,353	$67,715	$94,497	–37%	40%

Cash Flow Data:
Net cash provided by operating activities	$30,680	$57,578	$69,310	88%	20%
Net cash used in investing activities	$(1,376)	$(1,511)	$(2,719)	10%	80%
Net cash used in financing activities	$(20,780)	$(36,022)	$(69,453)	73%	93%
Other Data (Unaudited):
HC day household ratings(1)(3)(4)	0.5	0.5	0.5	5%	2%
HC primetime household ratings(2)(3)(4)	0.7	0.8	0.8	12%	4%
HMM day household ratings(1)(3)(4)	0.3	0.3	0.4	19%	17%
HMM primetime household ratings(2)(3)(4)	0.3	0.4	0.5	18%	28%
HC day W25-54 ratings(1)(3)(4)	0.3	0.3	0.3	6%	1%
HC primetime W25-54 ratings(2)(3)(4)	0.4	0.4	0.4	3%	10%
HMM day W25-54 ratings(1)(3)(4)	0.1	0.1	0.1	7%	7%
HMM primetime W25-54 ratings(2)(3)(4)	0.1	0.1	0.2	–7%	34%
HC subscribers at period end(4)	86,896	86,199	85,344	–1%	–1%
HMM subscribers at period end(4)	48,592	52,704	55,554	8%	5%

(1)
Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)
Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)
These Nielsen ratings are for the time period December 26, 2011, through December 30, 2012, compared to December 31, 2012, through December 29, 2013, as compared to December 30, 2013 through December 28, 2014.

(4)
"HC" represents Hallmark Channel and "HMM" represents Hallmark Movies and Mysteries. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

        Revenue.    Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $37.8 million or 10% during 2014, as compared to 2013 primarily as a result of an increase in our advertising revenue.

        The $32.9 million or 11% increase in advertising revenue is due to the strength of pricing across both channels. Changes in programming strategy and the associated rebranding of Hallmark Movie Channel to Hallmark Movies and Mysteries had a positive impact on full year advertising revenue.

        Our subscriber fee revenue increased $1.1 million or 1% due to rate increases under certain distribution agreements. The amount of promotion and placement fees that was recorded as a reduction of subscriber fee revenue was approximately $1.1 million for both 2013 and 2014.

        Other revenue increased $3.8 million during 2014, as compared to 2013 primarily due to revenue from program licensing agreements with Netflix, Inc. and Cinedigm Corporation and revenue from film assets.

        Cost of services.    Cost of services as a percent of revenue increased to 40% in 2014 as compared to 39% in 2013. This increase results primarily from the 11% increase in programming costs discussed below.

        Programming costs increased $14.6 million or 11% during 2014, compared to 2013, primarily due to the amortization related to our original series When Calls the Heart and Signed, Sealed, Delivered. Additionally, amortization increased due to an increase in the number of original episodes of our daily lifestyle program, Home & Family, and amortization of syndicated programming, including The Middle. Operating costs increased $1.4 million during 2014, compared to 2013, primarily due to $1.8 million of increases in employee costs, graphics, music stock and playback and uplink, offset, in part by a $688,000 decrease in bad debt expense. Bad debt expense decreased from $875,000 during 2013 compared to $187,000 during 2014.

        Selling, general and administrative expense.    Our selling, general and administrative expense for 2014, increased $5.8 million or 9% from 2013, primarily due to a $4.3 million or 13% increase in employee costs, including contingent compensation and severance expense, and an $897,000 increase in amortization, depreciation and rent expense.

        Marketing expense.    Our marketing expense increased $892,000 or 8% during 2014 versus 2013 to support the increase in our original programming.

        Gain on extinguishment.    In November 2013, we recorded a $121,000 gain on extinguishment of a liability as a result of making an early payment that resulted in a discount of cash owed.

        Interest expense.    Interest expense decreased $3.3 million or 8% for 2014, as compared to 2013. The decrease primarily reflects (i) a $69.7 million (principal amounts reduced from March 2013 through December 2014) reduction in the principal outstanding under the Term Loan and (ii) a reduction in the effective interest rate in 2014. Interest expense on the Term Loan was $8.8 million and

$6.6 million for 2013 and 2014, respectively. The decrease also reflects a $28.5 million reduction in principal outstanding under the Notes.

        Loss on early extinguishment of debt.    In August 2014, we repurchased $8.5 million in principal amount of our Notes due July 2019 for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $1.2 million. Additionally, in October 2014, we repurchased $20.0 million in principal amount of our Notes due July 2019 for a purchase price of $22.1 million and retired a portion of the related debt issuance costs of $368,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $2.5 million.

        Income tax benefit.    Provision for income tax of $41.6 million for 2013 reflect corresponding effective tax rates of 38.1%. The Company released $22.8 million of valuation allowance during the fourth quarter of 2014 as additional taxable earnings are anticipated. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

        Loss on sale of discontinued operations.    The terms of our April 2005 sale of the international business require that we reimburse the buyer for certain costs. At the time of the sale, we recorded an estimate of our liability for these obligations and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005. During the fourth quarter of 2014, we adjusted our estimate upward for these amounts. This change in estimate was reflected as a $1.0 million loss on sale of discontinued operations, net of $371,000 of tax.

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

        Programming costs decreased $548,000 or less than 1% during 2013 compared to 2012, due to the expiration of a number of programming license agreements and the end of The Martha Stewart Show agreement in 2012, offset, in part by the amortization of Cedar Cove. Operating costs for 2013 increased $1.4 million compared to 2012 primarily due to an $836,000 increase in bad debt expense from $39,000 during 2012 to $875,000 during 2013, and a $632,000 increase in employee and playback costs.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $4.7 million from 2012, primarily related to a $3.8 million increase in employee costs, a $345,000 increase in rent, a $260,000 increase in third party costs directly expensed in conjunction with Amendment No. 1 and a $373,000 increase in depreciation and amortization expense.

        Marketing expense.    Marketing expense increased from $10.2 million to $11.5 million during 2013 versus 2012 because we allocated more funds to marketing to drive additional audience, particularly around our first original series Cedar Cove.

        Gain on extinguishment.    In November 2013, we recorded a $121,000 gain on extinguishment of a liability as a result of making an early payment that resulted in a discount of cash owed.

        Interest expense.    Interest expense decreased $3.5 million for 2013 as compared to 2012 due to Amendment No. 1 that reduced our minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00%, effective March 29, 2013, and $33.2 million of principal payments made during 2013. Interest expense on the Term Loan was $12.2 million and $8.8 million for 2012 and 2013, respectively. Interest expense on the Notes was $32.2 million and $32.3 million for 2012 and 2013, respectively.

        Income tax benefit.    We recorded income tax benefit of $22.6 million during 2012. During 2012 we released $54.2 million of the valuation allowance previously recorded against our deferred tax asset, resulting in an unreserved deferred tax asset of approximately $259.3 million on our balance sheet as of December 31, 2012. This also resulted in a non-cash reduction in income tax expense. The release of the valuation allowance occurred when we, after evaluating positive and negative evidence, including recent earnings history, determined that it was more likely than not that it would utilize portions of our tax loss carry-forwards and other deferred tax assets. During 2012, the valuation allowance decreased an additional $229.7 million, principally because of the elimination of the deferred tax asset relating to losses incurred while we were included in the Hallmark Cards' consolidated federal returns. The $41.6 million provision for income tax in 2013 reflects an effective tax rate of 38.1%. The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to pre-tax income primarily because of state income taxes.

Liquidity and Capital Resources

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

        In 2013, our cash provided by operating activities was $57.6 million as compared to $69.3 million for 2014. Our net income for 2014 increased $26.8 million to net income of $94.5 million from $67.7 million for 2013. We released $22.8 million of deferred tax valuation allowance during 2014. Our depreciation and amortization expense for 2014 increased $15.4 million to $155.3 million from $139.9 million in 2013. We made interest payments of $7.8 million and $5.5 million, respectively, on the Term Loan during the years ended December 31, 2013 and 2014.The Company made programming payments of $168.0 million and $190.6 million during 2013 and 2014, respectively. Cash receipts during the years ended December 31, 2013 and 2014 were $363.2 million and $401.8 million, respectively.

        Cash used in investing activities was $1.5 million and $2.7 million during 2013 and 2014, respectively, as a result of the expansion of the Los Angeles office and information technology and conference room upgrades during 2014.

        Cash used in financing activities was $36.0 million and $69.5 million for the years ended December 31, 2013 and 2014, respectively. We made principal payments on our Term Loan of $33.2 million and $36.5 million during the years ended December 31, 2013 and 2014, respectively. In conjunction with Amendment No. 1, we paid $1.1 million of debt issuance costs and $430,000 of debt discount in March 2013. Additionally, in 2014, the Company repurchased $28.5 million in principal amount of its Notes, at a price of $31.6 million.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2013

        In 2012, our cash provided by operating activities was $30.7 million as compared to $57.6 million for 2013. Our net income for 2013 decreased $39.6 million to net income of $67.7 million from $107.4 million for 2012, as we released $54.2 million of our valuation allowance during 2012. Our depreciation and amortization expense for 2013 increased $6.7 million to $139.9 million from $133.2 million in 2012. We made interest payments of $14.0 million and $7.8 million, respectively, on the Term Loan during the years ended December 31, 2012 and 2013.We made programming payments of $150.8 million and $168.0 million during 2012 and 2013, respectively. Cash receipts during the years ended December 31, 2012 and 2013 were $336.9 million and $363.2 million, respectively.

        Cash used in investing activities was $1.4 million and $1.5 million during 2012 and 2013, respectively, as a result of purchasing additional computer equipment during 2013.

        Cash used in financing activities was $20.8 million and $36.0 million for the years ended December 31, 2012 and 2013, respectively. We made principal payments on our Term Loan of $19.6 million and $33.2 million during the years ended December 31, 2012 and 2013, respectively. In conjunction with Amendment No. 1, we paid $1.1 million of debt issuance costs and $430,000 of debt discount in March 2013.

Cash Flows

        Our management anticipates that the principal uses of cash during the twelve month period ending December 31, 2015 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, principal and interest of approximately $52.7 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows as defined, as may become due under the Term Loan. We believe that cash on hand, cash generated by operations, and borrowing available under our credit facilities, will be sufficient to fund our operations and enable us to meet our liquidity needs through December 31, 2015.

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

Recapitalization and 2011 Refinancing

  Recapitalization

        On June 29, 2010 we consummated the Recapitalization pursuant to a Master Recapitalization Agreement dated February 26, 2010, with Hallmark Cards, HCC and related entities.

        Among other things, the Recapitalization included the following:

  •
  Exchange of approximately $1.162 billion of debt (the "HCC Debt") for new debt, Preferred Stock and Common Stock;

  •
  Mergers of two intermediate holding companies, HEIC and Hallmark Entertainment Holdings, Inc. ("HEH"), with and into Crown Media Holdings (collectively, the "Mergers");

  •
  Reclassification of shares of Class B Common Stock into shares of Class A Common Stock upon the filing of the Second Amended and Restated Certificate of Incorporation; and

  •
  Approval and authorization for the future filing of the Third Amended and Restated Certificate of Incorporation, the principal effect of which was a reverse split of shares of our Common Stock at such time as authorized by our Board of Directors.

        The following were issued in exchange for HCC Debt:

  •
  $315.0 million principal amount of new debt issued pursuant to the terms of the credit agreement with HCC in two tranches: (i) the $200.0 million Term A Loan bearing interest at 9.5% per annum through December 31, 2011, and 12% thereafter and (ii) the $115.0 million Term B Loan bearing interest at 11.5% through December 31, 2011, and 14.0% thereafter ;

  •
  185,000 shares of our Series A Convertible Preferred Stock, $0.01 par value, with the terms summarized under "Preferred Stock Terms" below; and

  •
  254,887,860 shares of our Class A Common Stock in exchange for the residual amount of HCC Debt converted at $2.5969 per share.

        In addition, the transactions resulted in the following:

  •
  The increase of the authorized shares of our Class A Common Stock to 500,000,000 shares; the decrease of the authorized Preferred Stock to 1,000,000 shares; and the elimination of our Class B Common Stock;

  •
  Amendment No. 2 to the Tax Sharing Agreement between us and Hallmark Cards, to among other things, (i) permit Hallmark Cards to defer any future tax benefit payable to us for application against our future tax liabilities (ii) allow us to deduct interest accrued on the 10.25% senior secured note from January 1, 2010, through June 29, 2010; and (iii) provide for the treatment of the Recapitalization under the Tax Sharing Agreement;

  •
  Execution of the registration rights agreement, by and among us, HCC and certain HEIC stockholders (the "HCC Registration Rights Agreement");

  •
  Extension of our $30.0 million revolving line of credit with JP Morgan Chase Bank to June 30, 2011, and Hallmark Card's agreement to guarantee up to $30.0 million for such revolving line of credit; and

  •
  A Stockholders Agreement, dated June 29, 2010, by and among us, HCC and Hallmark Cards (the "Stockholders Agreement"), pursuant to which, among other things, Hallmark Cards entities agreed not to acquire, through December 31, 2013, additional shares of our Class A Common Stock, subject to certain exceptions, and agreed to certain restrictions on their ability to sell or transfer shares of our Class A Common Stock until December 31, 2013 and, subject to lesser restrictions, until December 31, 2020.

        Immediately after consummation of the Mergers and issuance of our Common Stock in partial exchange for HCC Debt, HCC owned approximately 90.3% of our Class A Common Stock and all of the outstanding Preferred Stock.

        In connection with the 2011 Refinancing, we paid off the Term A and Term B Loans and used the proceeds of the outstanding notes to redeem all outstanding shares of Preferred Stock. Through its beneficial ownership of over 90.3% of our Company's Class A Common Stock, Hallmark Cards possesses voting and investment control.

  Refinancing

        On July 14, 2011 we used the proceeds from a new $210.0 million senior secured term loan (the "Term Loan") and $300.0 million of senior unsecured notes (the "Notes") to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the "2011 Refinancing").

  Credit Facilities and Term Loan

        On July 14, 2011, in connection with the 2011 Refinancing, we entered into a new $240.0 million credit agreement (the "Credit Agreement") with a lender syndicate and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for the Term Loan, a seven year $210.0 million senior secured term loan facility, and the five year $30.0 million senior secured, super-priority revolving credit facility referred to above. The Term Loan was issued at a discount of 1.0% or $2.1 million.

        On March 29, 2013, we and the lender syndicate amended the Company's credit agreement dated July 14, 2011. Among other things, the amendment served to (i) significantly reduce the nominal interest rates applicable to principal and (ii) extend the maturity of the $30.0 million revolving credit facility.

        The amendment also served to modify the lender syndicate supporting the Term Loan. For financial reporting purposes, we treated the transaction as a modification, as the present value of the cash flows did not substantially change.

        We incurred costs of approximately $1.8 million in connection with the amendment, of which (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate, and (ii) $1.1 million of debt issuance costs paid to creditors have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members. Third-party debt issuance costs of $260,000 were expensed and are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

        The amendment reduced our minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%). The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points. The July 14, 2018 maturity date for the Term Loan remains unchanged.

        Prior to March 29, 2013, we made principal payments of $525,000 at each quarter's end. Under the amended Term Loan, we made quarterly principal payments of $430,000 through September 2013. Subsequent to that date, we are no longer required to make these principal payments due to our voluntary payment. We continue to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement. At both December 31, 2013 and 2014, our consolidated leverage ratio was less than 3.25.

        Under the amended revolving credit facility, the maturity date was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was reduced from LIBOR plus 3.5% to LIBOR plus 2.75%. At December 31, 2013 and 2014, we had no outstanding borrowings under the amended revolving credit facility.

        The covenants in the amended credit agreement continue to limit our, and certain of our subsidiaries, ability to (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with our affiliates; (7) dispose of substantially all of our assets; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The amended credit agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to us to enhance our ability to comply with such ratio tests.

        The amended credit agreement contains a number of affirmative and negative covenants. We were in compliance with these covenants as of December 31, 2014.

        At December 31, 2013, and 2014, the outstanding balance under the Term Loan, net of unamortized discount, was $154.3 million and $118.2 million, respectively. We made principal payments of $19.6 million, $33.2 million and $36.5 under the Term Loan during the years ended December 31, 2012, 2013 and 2014, respectively. Interest expense under the Term Loan was $12.2 million, $8.8 million and $6.6 million for years ended December 31, 2012, 2013 and 2014, respectively.

        The effective interest rate under the Term Loan was approximately 6.41%, 5.28% and 5.06% during the years ended December 31, 2012, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 5.84%, 4.54% and 4.05% during the years ended December 31, 2012, 2013 and 2014, respectively.

        Interest expense under the revolving credit facility for years ended December 31, 2012, 2013 and 2014, respectively, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2013 and 2014. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the years ended December 31, 2012, 2013 and 2014, was $152,000, $152,000 and $151,000, respectively.

  Senior Notes

        On July 14, 2011, we issued the Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes are guaranteed on a senior basis by each of our subsidiaries.

        Commencing January 15, 2012, interest is payable each January 15th and July 15th. We are not required to make mandatory sinking fund payments with respect to the Notes.

        The covenants in the related indenture limit the our ability to, among other things (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

        During any period in which the Notes have an investment grade rating from both Moody's and S&P (at least Baa3 by Moody's and BBB– by S&P), and no default has occurred and is continuing under the Indenture, we and our restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit the ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. We were in compliance with these covenants as of December 31, 2014.

        Interest expense under the Notes was $32.2 million, $32.3 million and $31.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the years ended December 31, 2012, 2013 and 2014.

  Debt Repurchase

        In August 2014, we repurchased $8.5 million in principal amount of our Notes due July 2019 for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $1.2 million. In October 2014, we repurchased $20.0 million in principal amount of our Notes due July 2019 for a purchase price of $22.1 million and retired a portion of the related debt issuance costs of $368,000, which resulted in aggregate a pre-tax loss on early extinguishment of debt of $2.5 million.

Contractual Obligations

        The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2014.

	Scheduled Payments by Period in Millions (unaudited)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
The Notes(1)	$414.0	$28.5	$57.0	$328.5	$—
Term Loan(1)	134.1	24.2	8.1	101.8	—
Capital lease obligations(1)	10.7	2.2	4.3	4.2	—
Operating leases	13.5	4.1	4.2	3.8	1.4
Other obligations
Programming rights payable for current and future windows(2)(3)	244.8	94.3	103.1	40.4	7.0
Executory contracts	0.4	0.4	—	—	—
Promotion and placement fees	6.0	3.1	1.4	0.6	0.9
Deferred compensation and interest	2.7	0.8	1.3	0.2	0.4
Other payables to buyer of international business	1.5	1.5	—	—	—

Total Contractual Cash Obligations	$827.7	$159.1	$179.4	$479.5	$9.7

(1)
Includes future interest.

(2)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(3)
Contains airing windows that open subsequent to December 31, 2014. Therefore, the additional liability is not included on the balance sheet as of December 31, 2014.

Impact of Related Party Agreements

        We have entered into a number of material transactions with Hallmark Cards and certain of its subsidiaries. Payments made in connection with such agreements in place during the year ended

December 31, 2014 are presented in the table below and the terms of these transactions are summarized below the table.

	In Thousands
Related Party Transactions	2012	2013	2014
Federal Tax Sharing Agreement(1)	$19,490	$(67)	$—
Cash payments made under Federal Tax Sharing Agreement	21,754	—	—
Cash payments made under State Tax Sharing Agreement	495	264	385
Intercompany services agreement	457	347	342
Lease guarantee fees—California	4	7	6
Lease guarantee fees—New York	24	18	13
Hallmark Hall of Fame Library Agreements	3,000	3,437	3,998
hoops & yoyo	87	68	35
Jingle Pup	800	325	16
Assignment of receivables	1,478	2,545	—
Advertising by Hallmark Cards on the Networks	2,990	3,095	4,658
Northpole Licensing Agreement	—	—	900

(1)
Any payments received from Hallmark Cards or credited against amounts we owed to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid-in capital in the accompanying consolidated statements of stockholders' equity. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the tax sharing agreement in excess of current tax expense have been recorded as reductions to paid-in capital.

  Federal and State Tax Sharing Agreements

        On March 11, 2003, we became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the "Tax Sharing Agreement"). Until the Federal Tax Deconsolidation described below, Hallmark Cards included us in its consolidated federal income tax returns. Accordingly, Hallmark Cards benefited from past tax losses. Based on the original Tax Sharing Agreement, Hallmark Cards paid us all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when we became a taxpayer. Under that Tax Sharing Agreement, at Hallmark Cards' option, this 25% balance could be applied as an offset against any amounts we owed to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

        In connection with the Recapitalization, the Tax Sharing Agreement was amended, effective as of January 1, 2010. Since May 9, 2000, we have been included in certain combined state income tax returns of Hallmark Cards or HEH. Consequently, we entered into a state tax sharing agreement with HEH. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH) and we file consolidated, combined or unitary state tax returns. We make tax-sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that we would pay (or receive) if we filed on a stand-alone basis. Such payments are computed based on our taxable income (loss) and other tax items beginning the day following the May 9, 2000, reorganization.

  Federal Tax Deconsolidation

        On October 31, 2012, pursuant to an agreement dated October 29, 2012, Hallmark Cards caused 40 million shares of our Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards, which is not part of Hallmark Cards' consolidated federal tax group, reducing the ownership of Hallmark Cards' consolidated federal tax group from 90.3% to 79.2%. As a result of such transfer, we are no longer part of the Hallmark Cards' consolidated federal tax group for federal income tax purposes.

        As required pursuant to the Stockholders Agreement, the German subsidiary executed a joinder agreement thereby becoming a party to the Stockholders Agreement. As a condition of the Federal Tax Deconsolidation, we agreed that consistent with the terms of the Stockholders Agreement, we will not impede future transfers of the 40 million shares back to an affiliate of Hallmark Cards. Further, we agreed that if any taxing authority determines that the Federal Tax Deconsolidation did not result in us no longer being a member of the Hallmark Cards' consolidated federal tax group, then the Tax Sharing Agreement will be deemed to have been continuously in effect.

        The Federal Tax Deconsolidation enabled us to access $692.0 million of net operating losses we incurred prior to March 11, 2003 (the "NOLs"), the date we became part of Hallmark Cards' consolidated federal tax group. Because of limitations in the Internal Revenue Code, Hallmark Cards' consolidated federal tax group was restricted in its ability to utilize these NOLs. As a separate company taxpayer, we will be limited in the use of the NOLs only by our ability to generate sufficient future taxable income.

        In September 2012, we obtained a private letter ruling from the Internal Revenue Service in support of our position that as a result of the Federal Tax Deconsolidation, we would no longer be part of Hallmark Cards' consolidated federal tax group and the restrictions on its ability to utilize the NOLs will no longer apply.

  Intercompany Services Agreement with Hallmark Cards

        Hallmark Cards provides us with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, we are obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each quarter.

  Lease Guarantees with Hallmark Cards

        Lease Guarantee—California.    On February 24, 2010, we executed a letter of credit/guaranty commitment with respect to a certain lease agreement with 12700 Investments, Ltd. for the office space at 12700 Ventura Boulevard, Studio City, California. The landlord required that Crown Media United States, the entity which executed the lease, provide a letter of credit of $1.6 million securing certain obligations of Crown Media United States. Consequently, Hallmark Cards agreed to guarantee the issuer of such letter of credit against any loss thereon pursuant to the guaranty. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States agreed to pay Hallmark Cards a fee which equals 0.75% per annum of the outstanding letter of credit obligation. Additionally, in the event that Hallmark Cards is required to pay any amount under the guaranty, Crown Media United States must reimburse Hallmark Cards for any such amount plus any fees and charges associated with making such payment, any interest applicable to such amount and any costs and expenses of Hallmark Cards in connection with protecting its rights under the guaranty.

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

        Effective October 1, 2014, Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of "Hallmark Hall of Fame" movies produced from 2014 through 2016, for exhibition on Hallmark Channel and Hallmark Movies & Mysteries. These titles are licensed for ten-year windows, with windows commencing at times as agreed to by the parties. The license fee for these movies is $660,000 per movie and is payable in equal yearlly installments over the license term.

  Hallmark Hall of Fame Production and License Agreement

        On July 6, 2011, we entered into an agreement with Hallmark Cards whereby Hallmark Cards purchased advertising time from us and provided us one-week, limited play licenses for each of six new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards over the two-year contract term. We recognized total advertising revenue of approximately $4.4 million as we fulfilled our advertising obligation to Hallmark Cards. As of December 31, 2013, all of such movies have aired on Hallmark Channel.

        Effective July 6, 2013, we and Hallmark Cards extended the July 6, 2011 agreement for another year, whereby Hallmark Cards purchased advertising time from us and provided one-week, limited play licenses for each of two new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year. We recognized advertising revenue of approximately $2.1 million as we fulfilled our advertising obligation to Hallmark Cards. As of December 31, 2014, three movies have aired on Hallmark Channel.

        Effective September 12, 2014, we entered into an agreement with Hallmark Cards whereby Hallmark Cards has and will continue to purchase advertising time from us and provide to us exclusive premier rights to the two new "Hallmark Hall of Fame" two-hour movies, which has and will be produced over the next year. Additionally, we have and will continue to have exclusive rights to broadcast two "Hallmark Hall of Fame" two-hour movies, which have premiered in a previous year. We will receive a total payment from Hallmark Cards of $3.0 million under this agreement in connection with Hallmark Cards' advertising on Hallmark Channel. We recognized advertising revenue of approximately $2.6 million as we fulfilled our advertising obligations to Hallmark Cards. As of December 31, 2014, two movies have aired on Hallmark Channel.

  Northpole

        We produced Northpole, a Hallmark Channel original holiday movie, which premiered during the 2014 holiday season. It was the first full-length, two-hour original holiday movie by Hallmark Channel based on Hallmark Cards' intellectual property. Costs related to this movie have been capitalized and are included in long term programming rights on the condensed consolidated balance sheet. The Company recognized $900,000 of licensing revenue related to this agreement.

  Northpole II

        We are producing Northpole II, a Hallmark Channel original holiday movie, which will premier during the 2015 holiday season. It will be the second full-length, two-hour original holiday movie by Hallmark Channel based on Hallmark Cards' intellectual property. Certain costs related to this movie have been capitalized and are included in long term programming rights on the condensed consolidated balance sheet. We anticipate similar agreements in the future.

  hoops & yoyo and Jingle Pup

        During November and December of 2009 and February of 2010, hoops & yoyo, popular animated characters created and owned by Hallmark Cards, hosted certain of our original movies airing on Hallmark Channel. The characters appeared intermittently during the airing of the movies to provide commentaries and narratives pertinent to the movies. Hallmark Cards provided the content and we did not pay a license fee to Hallmark Cards for such content.

        During the holiday season in 2011, Jingle Pup and hoops & yoyo animated specials, each of which is 30-minutes in length, aired on Hallmark Channel. The license term for Jingle Pup is from November 2011 through December 2020 and the term for hoops & yoyo is from December 2011 through December 2016. We entered into license agreements with Hallmark Cards for two animated specials, hoops & yoyo Haunted Halloween and Jingle & Bell's Christmas Star, which aired in 2012. The license term for hoops & yoyo Haunted Halloween and Jingle & Bell's Christmas Star is from 2012 through 2016 and from 2012 through 2021, respectively.

  Stockholders Agreement

        Pursuant to the Recapitalization, we entered into the Stockholders Agreement with Hallmark Cards and HCC, which provides for, among other things, the following.

  Co-sale provisions:

        Through December 31, 2013, HCC was restricted from selling or transferring its Common Stock to a third party except for certain enumerated sales and transfers.

        From and after January 1, 2014 until the earlier of December 31, 2020, or such time as Hallmark Cards and its controlled affiliates no longer beneficially own a majority of our Common Stock, HCC will not sell or transfer, in one or a series of related transactions, a majority of our outstanding shares of Common Stock to a third party, unless (x) in a Permitted Transfer (as defined below), (y) with the prior approval of a special committee of our Board of Directors or (z) all stockholders unaffiliated with Hallmark Cards will at Hallmark Card's option be entitled to either participate in such transaction on the same terms as HCC or receive cash consideration equivalent in value to the highest consideration per share of our Common Stock received by HCC in connection with such transaction.

        "Permitted Transfer" means any sale or transfer by HCC of its common stock to an affiliate of Hallmark Cards or pursuant to a bona fide pledge of the shares to a lender that is not an affiliate of Hallmark Cards.

  Subscription rights:

        Except as otherwise set forth below, any time we propose to issue equity securities of any kind, including any warrants, options or other rights to acquire equity securities and debt securities convertible into equity securities ("Proposed Securities"), we will

            (i)  give written notice setting forth in reasonable detail (w) the designation and all of the terms and provisions of the Proposed Securities, including the voting powers, preferences and relative participating, optional or other special rights, and the qualification, limitations or restrictions thereof and interest rate and maturity, (x) the price and other terms of the proposed sale of such securities, (y) the amount of such securities proposed to be issued, and (z) such other information as HCC reasonably requests in order to evaluate the proposed issuance; and

           (ii)  offer to issue to HCC or its affiliate a portion of the Proposed Securities equal to a percentage (the "Fully Diluted Ownership Percentage") determined by dividing (x) the number of shares owned by HCC and its affiliates immediately prior to the issuance of the Proposed Securities by (y) the total number of shares of our Common Stock then outstanding, including for purposes of this calculation all shares outstanding on a fully diluted basis.

        If the Proposed Securities are to be issued to our employees or our affiliates' employees as compensation with the approval of our Board of Directors (the "Employee Proposed Securities"), we must comply with the following:

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

           (ii)  If the Employee Proposed Securities are options to acquire our capital stock, then the issuance of the Proposed Securities will be deemed to occur upon the exercise of the options and not upon the issuance of the options, and HCC and, if applicable, its affiliates, will have the right to purchase, prior to the expiration of 10 business days after receipt of notice of such exercise from us, capital stock of the same class as the underlying security. HCC or its affiliates may purchase up to the number of shares of capital stock equal to the number of shares of the underlying security to be issued upon the exercise of such Employee Proposed Securities multiplied by a fraction, the numerator of which is the Fully Diluted Ownership Percentage and the denominator of which is the quantity 100% minus the Fully Diluted Ownership Percentage. The issuance price will be deemed to be the fair market value of the underlying security on the date of exercise and not the exercise price of the option or right.

        If the Proposed Securities are options or rights to acquire our capital stock but are not Employee Proposed Securities, then the issuance of the Proposed Securities will be deemed to occur upon the exercise of the options or rights and not upon the issuance of the options or rights, and HCC and, if applicable, its affiliates have the right to purchase capital stock of the same class as the underlying security. HCC or its affiliates may purchase up to the number of shares of capital stock equal to the number of shares of the underlying security to be issued upon the exercise of such Proposed Securities multiplied by a fraction, the numerator of which is the Fully Diluted Ownership Percentage and the denominator of which is the quantity 100% minus the Fully Diluted Ownership Percentage. The issuance price will be deemed to be the sum of the purchase price for such options or rights, plus any additional consideration paid upon exercise of such options or rights.

        HCC and, if applicable, its affiliates, must exercise their purchase rights within 10 business days after receipt of such notice from us. Upon the expiration of the offering period, we will be free to sell such Proposed Securities that HCC and its affiliates have not elected to purchase during the 90 days following such expiration on terms and conditions no more favorable to the purchasers thereof than those offered HCC and its affiliates. The Stockholders Agreement terminates on the earliest of (i) such time as Hallmark Cards and its controlled affiliates cease to hold a majority of the Common Stock, (ii) such time as Hallmark Cards and its affiliates own all of our outstanding Common Stock and (iii) December 31, 2020.

  Registration Rights Agreement

        In connection with the Recapitalization, we and HCC are parties to the HCC Registration Rights Agreement relating to the shares of our Common Stock (i) issued to HCC or any joined party in connection with the Mergers, (ii) issuable to HCC upon conversion of the HCC Debt and upon conversion of any Preferred Stock, (iii) acquired by HCC pursuant to its subscription rights as set forth in the Stockholders Agreement and (iv) issued as a dividend or other distribution with respect to, or in exchange for or in replacement of the shares of our Common Stock referred to in clauses (i)-(iii) (the shares described in clauses (i)-(iv) collectively, the "Registrable Securities"). The HCC Registration Rights Agreement grants (i) three demand registration rights exercisable by the holders of a majority of the Registrable Securities, (ii) three resale shelf demand rights exercisable by holders of a majority of the Registrable Securities and (iii) unlimited piggyback rights. We will bear the expenses of any of these registrations.

  Trademark Agreement with Hallmark Cards

        Crown Media United States operates under the benefit of a limited trademark license agreement with Hallmark Licensing, LLC, dated March 27, 2001, which has been extended through the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreement pursuant to the respective terms of such license agreement. The amended and restated Crown Media United States trademark agreement permits Crown Media United States to name its network service as the "Hallmark Channel." The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States' network. Crown Media United States also has a similar trademark license agreement with Hallmark Licensing, LLC, which is effective January 1, 2004, and has been extended through the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the Credit Agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreement pursuant to the respective terms of such license agreement, to permit the use of the Hallmark trademark in the name of the "Hallmark Movies and Mysteries."

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

        We have accounted for the agreement pursuant to the contractual terms of the arrangement, which is royalty free. Accordingly, no corresponding amounts have been reflected in our Consolidated Balance Sheets or Consolidated Statements of Operations included in this Annual Report on Form 10-K.

  Certain Business Relationships and Conflicts of Interest

        Hallmark Cards, through its wholly-owned subsidiaries HCC and Hallmark Cards GmbH holds approximately 90.3% of our outstanding shares of Common Stock. Hallmark Cards' control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of our Common Stock. As a result, the market price of our Common Stock or our business could suffer.

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

        In addition, our directors, who may also be officers or directors of Hallmark Cards or its affiliates, which may create, or create the appearance of, conflicts of interest when those directors are allocating time between the companies and when they are faced with decision that could different implications for Hallmark Cards, including its affiliates, and us. Such directors will have fiduciary duties, including duties of loyalty, to both companies.

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

        In the event that one of our directors or officers who is also a director or officer of Hallmark Cards acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Hallmark Cards, that director or officer will have fully satisfied his or her fiduciary duty to us and our stockholders with respect to, and we have renounced any interest or expectancy in or being offered an opportunity to participate in, that corporate opportunity if that director or officer acts in a manner consistent with the following policy:

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

  •
  a "corporate transaction opportunity" is any corporate opportunity relating to the acquisition by a third party unaffiliated with Hallmark Cards of the Company or of all or a material portion of its equity, debt, assets or voting power; and

  •
  a director who is Chairman of our Board of Directors or Chairman of a committee of our Board of Directors will not be deemed to be one of our officers by reason of holding that position, unless that person is one of our full-time employees.

The foregoing provisions of our certificate of incorporation will expire on the date that Hallmark Cards ceases to own beneficially Common Stock representing at least 20% of the total voting power of all of our classes of our outstanding capital stock and no person who is one of our directors or officers is also a director or officer of Hallmark Cards or any of its subsidiaries.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As of December 31, 2014, our cash had a fair value of $60.9 million. In the past, the primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

        We have not used derivative financial instruments for speculative purposes. As of December 31, 2014, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

        Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $118.2 million, or 21% of total liabilities, as of December 31, 2014. Net interest expense for the year ended December 31, 2014, was $39.3 million, 9%, of our total revenue. Our net interest expense for this liability is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

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

ITEM 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. In performing such assessment of our internal control over financial reporting, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting information required to be disclosed in reports that we file under the Securities Exchange Act of 1934, as amended.

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

        Management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published an updated in Internal Control—Integrated Framework (2013) and related illustrative documents. We adopted the new framework in 2014.

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

ITEM 9B.    Other Information

        On February 18, 2015, the Company amended an employment agreement it has with William Abbott, President and Chief Executive Officer of the Company. Under the amendment, the term of Mr. Abbott's employment has been extended through December 31, 2016. Additionally, (i) effective March 1, 2015, Mr. Abbott's annual base salary will be increased to $872,000 and (ii) commencing with calendar year 2015, Mr. Abbott's performance bonus target will increase to 80% of his annual base salary earned and long term incentive award target will increase to 85% of his annual base salary.

PART III

        The information required by this Part III is incorporated by reference to information in the definitive proxy statement for our 2014 annual meeting of stockholders (the "Proxy Statement") under the headings "Election of Directors," "The Board of Directors," "Corporate Governance," "Compensation Committee Report," "Compensation of Executive Officers," "Compensation Discussion and Analysis," "Director Compensation," "Section 16(a) Beneficial Ownership Reporting Compliance," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." We intend to file the Proxy Statement with the SEC on or prior to April 30, 2015.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is set forth in the Proxy Statement under the headings "Election of Directors," "Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," and "The Board of Directors" and is incorporated by reference herein.

ITEM 11.    Executive Compensation

        The information required by this Item 11 is set forth in the Proxy Statement under the headings and subheadings "Compensation of Executive Officers," "Compensation Discussion and Analysis," "Director Compensation," and "Compensation Committee Report," and is incorporated by reference herein.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is set forth in the Proxy Statement under the heading and subheadings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated by reference herein.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item 13 is set forth in the Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" and is incorporated by reference herein.

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
  List of Documents Filed as Part of This Report

  (1)
  Consolidated Financial Statements

Reports of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2013, and 20114
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2013, and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2013, and 2014
  (2)
  Notes to Consolidated Financial Statements

  (3)
  Exhibits

Exhibit Number	Exhibit Title
2.1	Purchase and Sale Agreement, dated as of February 23, 2005, by and among CM Intermediary, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).

2.2	Asset Purchase and Sale Agreement, dated as of February 23, 2005, by and among Crown Media Distribution, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).

2.3	Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Investments Co., dated as of February 26, 2010 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

2.4	Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Holdings, Inc., dated as of February 26, 2010 (previously filed as Exhibit 2.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.1	Amended and Restated By-Laws of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Second Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.3	Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.4	Third Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.3 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

4.1	Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

4.2	Indenture and Form of 10.5% Note, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.1	Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 17, 2005, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.2	Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520), and incorporated herein by reference).

10.3	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).

10.4	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 (Commission File No. 000-30700 and Film No. 03988106) and incorporated by reference herein).

10.5	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 15, 2004 and incorporated by reference herein).

10.6	Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.7	Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.8	Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.9	Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.10	Trademark License Extension Agreement (Hallmark Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.11	Trademark License Extension Agreement (Hallmark Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.13 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.12	Trademark License Extension Agreement (Hallmark Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.13	Movie Channel Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.14	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.15	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.16	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.17	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.18	Trademark License Extension Agreement (Hallmark Movie Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.19	Trademark License Extension Agreement (Hallmark Movie Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.14 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

10.20	Trademark License Extension Agreement (Hallmark Movie Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.21	Trademark License Waiver Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 4, 2010, and incorporated herein by reference).

10.22	Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC), dated November 13, 1998 (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.23	Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).

10.24	Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520) and incorporated herein by reference).

10.25	Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003 (Commission File No. 000-30700 and Film No. 03701984), and incorporated herein by reference).

10.26	Company Agreement for Citi TeeVee, LLC effective July 1999, by and among Citi TeeVee, LLC and Odyssey Holdings, LLC (previously filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).

10.27	Company Agreement for Doone City Pictures, LLC, effective July 1999, by and among the Doone City Pictures, LLC and Odyssey Holdings, LLC (previously filed as Exhibit 3.5 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).

10.28	CM Intermediary, LLC Operating Agreement (previously filed as Exhibit 3.6 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).

10.29	Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).

10.30	Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10-K filed on March 29, 2006, and incorporated herein by reference.)

10.31	Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.32	Intercompany Services Extension Agreement, dated as of January 1, 2008, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.33	Intercompany Services Amendment and Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.53 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.34	Intercompany Services Extension Agreement, dated as of January 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.58 to our Annual Report on Form 10-K filed on March 4, 2010 and incorporated herein by reference).

10.35	Intercompany Services Extension Agreement, dated as of January 1, 2011, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 3, 2011 and incorporated herein by reference.)

10.36	Intercompany Services Extension Agreement, dated as of January 1, 2012, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).

10.37	Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).

10.38	State Tax Sharing Agreement, dated as of May 9, 2000, by and among Hallmark Entertainment, Inc., Crown Media, Inc., Crown Media Holdings, Inc. and certain other parties thereto. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).

10.39	Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 (Commission File No. 000-30700 and Film No. 03846439) and incorporated by reference herein).

10.40	Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit I to Appendix A—Master Recapitalization Agreement, dated February 26, 2010 of our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.41	Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.42	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.43	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.44		Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.45	*	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).

10.46	*	Deferred Compensation Plan Amended and Restated, effective January 1, 2008, of Crown Media Holdings, Inc. (previously filed as Exhibit 10.76 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.47	*	Executive Employment Agreement dated as of May 7, 2009 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).

10.48	*	Amendment to Executive Employment Agreement, dated May 11, 2010 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).

10.49	*	Amendment to Executive Employment Agreement, dated March 1, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2012 and incorporated herein by reference).

10.50	*	Amendment to Executive Employment Agreement, dated June 27, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).

10.51	*	Amendment to Executive Employment Agreement, dated February 18, 2015 between Crown Media Holdings, Inc. and William Abbott.

10.52	*	Executive Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10.53	*	Executive Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.54	*	Amendment to Executive Employment Agreement, dated May 3, 2010 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).

10.55	*	Amendment to Executive Employment Agreement, dated January 1, 2012, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).

10.56	*	Amendment to Executive Employment Agreement, dated January 1, 2014, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.55 to our Annual Report on Form 10-K, filed on February 21, 2014 and incorporated by reference herein).

Exhibit Number		Exhibit Title
10.57		Purchase and Sale Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

10.58		Amendment No. 1 to Purchase and Sale Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).

10.59	**	Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and Crown Media United States, LLC.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.60		Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.61		Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.62	*	Executive Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.63	*	Executive Employment Agreement, dated as of January 1, 2014, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.62 to our Annual Report on Form 10-K, filed on February 21, 2014, and incorporated by reference herein).

10.64	*	Executive Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Annie Howell (previously filed as Exhibit 10.61 to our Annual Report on Form 10-K filed February 22, 2013, and incorporated herein by reference).

10.65	*	Severance Agreement, effective March 25, 2014, between Crown Media United States, LLC and Annie Howell (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 2, 2014, and incorporated herein by reference).

10.66	*	Executive Employment Agreement, dated March 7, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference).

10.67	*	Amendment to Executive Employment Agreement, effective January 1, 2013 between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2013 and incorporated herein by reference).

10.68	*	Executive Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).

Exhibit Number		Exhibit Title
10.69	*	Amendment to Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.67 to our Annual Report on Form 10-K, filed on February 21, 2014, and incorporated herein by reference).

10.70		Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).

10.71		Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K, filed on March 3, 2011, and incorporated herein by reference).

10.72		Master Recapitalization Agreement by and among Hallmark Cards, Incorporated, H C Crown Corp., Hallmark Entertainment Holdings, Inc., Crown Media Holdings, Inc., Crown Media United States, LLC, and The Subsidiaries of Crown Media Holdings, Inc. Listed as Guarantors on the Credit Facility, dated as of February 26, 2010 (previously filed as Appendix A to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.73		Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit D to Appendix A—Master Recapitalization Agreement, dated February 26, 2010 of our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.74		Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as Exhibit H to Appendix A—Master Recapitalization Agreement, dated February 26, 2010 of our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.75		Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).

10.76		Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.77		Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.78	*	Executive Employment Agreement, dated January 1, 2012, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.2 1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).

10.79	*	Amendment to Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.77 to our Annual Report on Form 10-K, filed on February 21, 2014, and incorporated by reference herein).

10.80	*	Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Laura Lee (previously filed as Exhibit 10.78 to our Annual Report on Form 10-K, filed on February 21, 2014 and incorporated by reference herein).

Exhibit Number		Exhibit Title
10.81	*	Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Kristen Roberts (previously filed as Exhibit 10.79 to our Annual Report on Form 10-K, filed on February 21, 2014 and incorporated by reference herein).

10.82		Acknowledgment and Agreement, dated October 29, 2012, between HC Crown, LLC, Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference).

21.1		List of Subsidiaries.

23.2		Consent of Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.

31.2		Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Definition Linkbase Document

101.PRE		XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensating plan or arrangement.

**
Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.
By:	/s/ WILLIAM J. ABBOTT William J. Abbott President and Chief Executive Officer

February 20, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. ABBOTT William J. Abbott	Director and Principal Executive Officer	February 20, 2015
/s/ ANDREW ROOKE Andrew Rooke	Principal Financial and Accounting Officer	February 20, 2015
/s/ DWIGHT C. ARN Dwight C. Arn	Director	February 20, 2015
/s/ ROBERT BLOSS Robert Bloss	Director	February 20, 2015
/s/ WILLIAM CELLA William Cella	Director	February 20, 2015
/s/ GLENN CURTIS Glenn Curtis	Director	February 20, 2015
/s/ STEVE DOYAL Steve Doyal	Director	February 20, 2015

Signature	Title	Date

/s/ BRIAN GARDNER Brian Gardner	Director	February 20, 2015
/s/ HERBERT A. GRANATH Herbert A. Granath	Director	February 20, 2015
/s/ TIMOTHY GRIFFITH Timothy Griffith	Director	February 20, 2015
/s/ DONALD J. HALL, JR. Donald J. Hall, Jr.	Director	February 20, 2015
/s/ A. DRUE JENNINGS A. Drue Jennings	Director	February 20, 2015
/s/ PETER A. LUND Peter A. Lund	Director	February 20, 2015
/s/ BRAD R. MOORE Brad R. Moore	Director	February 20, 2015
/s/ DEANNE R. STEDEM Deanne R. Stedem	Director	February 20, 2015

Exhibit Number	Exhibit Title
2.1	Purchase and Sale Agreement, dated as of February 23, 2005, by and among CM Intermediary, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).

2.2	Asset Purchase and Sale Agreement, dated as of February 23, 2005, by and among Crown Media Distribution, LLC, Bagbridge Limited and, solely with respect to Section 10.14 of the Agreement, Crown Media Holdings, Inc. (previously filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on February 23, 2005 and incorporated herein by reference).

2.3	Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Investments Co., dated as of February 26, 2010 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

2.4	Agreement and Plan of Merger of Crown Media Holdings, Inc. and Hallmark Entertainment Holdings, Inc., dated as of February 26, 2010 (previously filed as Exhibit 2.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.1	Amended and Restated By-Laws of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).

3.2	Second Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.3	Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

3.4	Third Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.3 to our Current Report on Form 8-K filed on March 1, 2010 and incorporated herein by reference).

4.1	Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

4.2	Indenture and Form of 10.5% Note, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.1	Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8-K, filed on October 17, 2005, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.2	Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520), and incorporated herein by reference).

10.3	Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).

10.4	Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 10, 2003 (Commission File No. 000-30700 and Film No. 03988106) and incorporated by reference herein).

10.5	Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 15, 2004 and incorporated by reference herein).

10.6	Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.7	Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed May 10, 2006, and incorporated herein by reference.)

10.8	Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.9	Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.10	Trademark License Extension Agreement (Hallmark Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.11	Trademark License Extension Agreement (Hallmark Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.13 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.12	Trademark License Extension Agreement (Hallmark Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.13	Movie Channel Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.14	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2005 and incorporated by reference herein).

10.15	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.16	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference).

10.17	Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.18	Trademark License Extension Agreement (Hallmark Movie Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.19	Trademark License Extension Agreement (Hallmark Movie Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.14 to our Quarter Report on Form 10-Q filed on August 12, 2010, and incorporated herein by reference).

10.20	Trademark License Extension Agreement (Hallmark Movie Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.21	Trademark License Waiver Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.46 to our Annual Report on Form 10-K filed on March 4, 2010, and incorporated herein by reference).

10.22	Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC), dated November 13, 1998 (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A (Amendment No. 1), Commission File No. 333-95573, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.23	Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10-K, filed on March 29, 2002 (Commission File No. 000-30700 and Film No. 02594577) and incorporated herein by reference).

10.24	Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2001 (Commission File No. 000-30700 and Film No. 1623520) and incorporated herein by reference).

10.25	Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 15, 2003 (Commission File No. 000-30700 and Film No. 03701984), and incorporated herein by reference).

10.26	Company Agreement for Citi TeeVee, LLC effective July 1999, by and among Citi TeeVee, LLC and Odyssey Holdings, LLC (previously filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).

10.27	Company Agreement for Doone City Pictures, LLC, effective July 1999, by and among the Doone City Pictures, LLC and Odyssey Holdings, LLC (previously filed as Exhibit 3.5 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).

10.28	CM Intermediary, LLC Operating Agreement (previously filed as Exhibit 3.6 to our Registration Statement on Form S-4 filed on September 26, 2011and incorporated herein by reference).

10.29	Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated herein by reference).

10.30	Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10-K filed on March 29, 2006, and incorporated herein by reference.)

10.31	Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10-K, filed March 8, 2007, and incorporated herein by reference).

10.32	Intercompany Services Extension Agreement, dated as of January 1, 2008, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.33	Intercompany Services Amendment and Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.53 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.34	Intercompany Services Extension Agreement, dated as of January 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.58 to our Annual Report on Form 10-K filed on March 4, 2010 and incorporated herein by reference).

10.35	Intercompany Services Extension Agreement, dated as of January 1, 2011, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.50 to our Annual Report on Form 10-K filed on March 3, 2011 and incorporated herein by reference.)

10.36	Intercompany Services Extension Agreement, dated as of January 1, 2012, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).

10.37	Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10-K filed on March 28, 2003 (Commission File No. 000-30700 and Film No. 03626484) and incorporated by reference herein).

10.38	State Tax Sharing Agreement, dated as of May 9, 2000, by and among Hallmark Entertainment, Inc., Crown Media, Inc., Crown Media Holdings, Inc. and certain other parties thereto. (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).

10.39	Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2003 (Commission File No. 000-30700 and Film No. 03846439) and incorporated by reference herein).

10.40	Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit I to Appendix A—Master Recapitalization Agreement, dated February 26, 2010 of our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.41	Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.42	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.43	Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.44		Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10-Q/A filed on January 10, 2002 (Commission File No. 000-30700 and Film No. 2506612) and incorporated herein by reference).

10.45	*	Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10-K filed on March 27, 2001 (Commission File No. 000-30700 and Film No. 1580885), and incorporated herein by reference).

10.46	*	Deferred Compensation Plan Amended and Restated, effective January 1, 2008, of Crown Media Holdings, Inc. (previously filed as Exhibit 10.76 to our Annual Report on Form 10-K filed March 5, 2009, and incorporated herein by reference).

10.47	*	Executive Employment Agreement dated as of May 7, 2009 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009 and incorporated herein by reference).

10.48	*	Amendment to Executive Employment Agreement, dated May 11, 2010 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).

10.49	*	Amendment to Executive Employment Agreement, dated March 1, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2012 and incorporated herein by reference).

10.50	*	Amendment to Executive Employment Agreement, dated June 27, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).

10.51	*	Amendment to Executive Employment Agreement, dated February 18, 2015 between Crown Media Holdings, Inc. and William Abbott.

10.52	*	Executive Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 9, 2006, and incorporated herein by reference.)

10.53	*	Executive Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10-K, filed March 12, 2008, and incorporated herein by reference).

10.54	*	Amendment to Executive Employment Agreement, dated May 3, 2010 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2010 and incorporated herein by reference).

10.55	*	Amendment to Executive Employment Agreement, dated January 1, 2012, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.52 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).

Exhibit Number		Exhibit Title
10.56	*	Amendment to Executive Employment Agreement, dated January 1, 2014, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.55 to our Annual Report on Form 10-K, filed on February 21, 2014 and incorporated by reference herein).

10.57		Purchase and Sale Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 6, 2006, and incorporated herein by reference).

10.58		Amendment No. 1 to Purchase and Sale Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2006, and incorporated herein by reference).

10.59	**	Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and Crown Media United States, LLC.** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 6, 2008, and incorporated herein by reference).

10.60		Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.61		Guaranty Commitment, dated as of September 2, 2008, by and between Hallmark Cards, Incorporated and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.62	*	Executive Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2009, and incorporated herein by reference).

10.63	*	Executive Employment Agreement, dated as of January 1, 2014, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.62 to our Annual Report on Form 10-K, filed on February 21, 2014, and incorporated by reference herein).

10.64	*	Executive Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Annie Howell (previously filed as Exhibit 10.61 to our Annual Report on Form 10-K filed February 22, 2013, and incorporated herein by reference).

10.65	*	Severance Agreement, effective March 25, 2014, between Crown Media United States, LLC and Annie Howell (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 2, 2014, and incorporated herein by reference).

10.66	*	Executive Employment Agreement, dated March 7, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 5, 2011 and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.67	*	Amendment to Executive Employment Agreement, effective January 1, 2013 between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2013 and incorporated herein by reference).

10.68	*	Executive Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.60 to our Annual Report on Form 10-K filed on March 1, 2012 and incorporated by reference herein).

10.69	*	Amendment to Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.67 to our Annual Report on Form 10-K, filed on February 21, 2014, and incorporated herein by reference).

10.70		Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference).

10.71		Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 (previously filed as Exhibit 10.82 to our Annual Report on Form 10-K, filed on March 3, 2011, and incorporated herein by reference).

10.72		Master Recapitalization Agreement by and among Hallmark Cards, Incorporated, H C Crown Corp., Hallmark Entertainment Holdings, Inc., Crown Media Holdings, Inc., Crown Media United States, LLC, and The Subsidiaries of Crown Media Holdings, Inc. Listed as Guarantors on the Credit Facility, dated as of February 26, 2010 (previously filed as Appendix A to our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.73		Stockholders Agreement by and among H C Crown Corp., Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit D to Appendix A—Master Recapitalization Agreement, dated February 26, 2010 of our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.74		Registration Rights Agreement among H C Crown Corp., any Other HEIC Stockholder and Crown Media Holdings, Inc. (previously filed as Exhibit H to Appendix A—Master Recapitalization Agreement, dated February 26, 2010 of our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.75		Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q, filed August 12, 2010, and incorporated herein by reference).

10.76		Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.77		Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011, and incorporated herein by reference).

10.78	*	Executive Employment Agreement, dated January 1, 2012, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.2 1 to our Quarterly Report on Form 10-Q filed on July 27, 2012 and incorporated herein by reference).

Exhibit Number		Exhibit Title
10.79	*	Amendment to Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.77 to our Annual Report on Form 10-K, filed on February 21, 2014, and incorporated by reference herein).

10.80	*	Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Laura Lee (previously filed as Exhibit 10.78 to our Annual Report on Form 10-K, filed on February 21, 2014 and incorporated by reference herein).

10.81	*	Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Kristen Roberts (previously filed as Exhibit 10.79 to our Annual Report on Form 10-K, filed on February 21, 2014 and incorporated by reference herein).

10.82		Acknowledgment and Agreement, dated October 29, 2012, between HC Crown, LLC, Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2012 and incorporated herein by reference).

21.1		List of Subsidiaries.

23.2		Consent of Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification executed by the Company's President and Chief Executive Officer.

31.2		Rule 13a-14(a) Certification executed by the Company's Executive Vice President and Chief Financial Officer.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Definition Linkbase Document

101.PRE		XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensating plan or arrangement.

**
Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the SEC.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Crown Media Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Media Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of Crown Media Holdings, Inc.'s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crown Media Holdings, Inc.:

        We have audited Crown Media Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on Crown Media Holdings, Inc.'s internal control over financial reporting based on our audit.

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

        In our opinion, Crown Media Holdings, Inc., in all material respects, maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 20, 2015

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,
	2013	2014
ASSETS
Cash and cash equivalents	$63,750	$60,888
Accounts receivable, less allowance for doubtful accounts of $834 and $265, respectively	104,613	118,277
Programming rights	71,540	85,950
Prepaid programming rights	26,839	33,844
Deferred tax assets, net	39,100	46,900
Prepaid and other assets	1,960	3,459

Total current assets	307,802	349,318
Programming rights	201,936	221,664
Prepaid programming rights	9,805	5,938
Property and equipment, net	9,799	10,763
Deferred tax assets, net	181,164	147,468
Debt issuance costs, net	10,047	7,878
Prepaid and other assets	3,644	5,051
Goodwill	314,033	314,033

Total assets	$1,038,230	$1,062,113

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$22,238	$29,588
Audience deficiency reserve liability	4,888	5,926
Programming rights payable	85,560	66,726
Payables to Hallmark Cards affiliates	466	150
Interest payable	14,455	13,079
Current maturities of long-term debt	25,000	20,000

Total current liabilities	152,607	135,469
Accrued liabilities	13,838	17,629
Programming rights payable	43,314	45,676
Long-term debt, net of current maturities	429,330	369,701

Total liabilities	639,089	568,475
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2013 and 2014	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated deficit	(1,667,274)	(1,572,777)

Total stockholders' equity	399,141	493,638

Total liabilities and stockholders' equity	$1,038,230	$1,062,113

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2013	2014
Revenue:
Advertising	$268,252	$291,710	$323,033
Advertising by Hallmark Cards	2,990	3,095	4,658
Subscriber fees	78,005	81,818	82,903
Other revenue (including $161, $0 and $900 from Hallmark Cards for 2012, 2013 and 2014)	623	1,178	5,002

Total revenue, net	349,870	377,801	415,596
Cost of Services:
Programming costs
Non-affiliates	131,186	130,572	144,645
Hallmark Cards affiliates	3,363	3,429	3,951
Amortization of capital lease	1,158	1,158	1,158
Other costs of services	12,546	13,990	15,375

Total cost of services	148,253	149,149	165,129
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	59,156	63,438	68,570
Marketing expense	10,179	11,544	12,436
Depreciation and amortization expense	1,477	1,850	2,468
Gain from extinguishment	—	(121)	—

Income from operations before interest, income tax expense and discontinued operations	130,805	151,941	166,993
Interest income	—	—	303
Interest expense	(46,056)	(42,577)	(39,566)
Loss on early extinguishment of debt	—	—	(3,668)

Income before income tax expense and discontinued operations	84,749	109,364	124,062
Income tax benefit (expense)	22,604	(41,649)	(28,936)

Income from continuing operations	107,353	67,715	95,126
Loss from sale of discontinued operations, net of tax	—	—	(629)

Net income attributable to common stockholders	$107,353	$67,715	$94,497

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676

Income per share from operations, basic and diluted	$0.30	$0.19	$0.26

Loss from sale of discontinued operations, basic and diluted	$0.00	$0.00	$0.00

Net income per common share, basic and diluted	$0.30	$0.19	$0.26

The accompanying notes are an integral part of these consolidated statements of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Class A Shares	Class A Common Stock	Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2011	359,676	$3,597	$2,082,241	$(1,842,342)	$243,496
Reduction of additional paid-in capital for obligation under tax sharing agreement	—	—	(19,490)	—	(19,490)
Net income	—	—	—	107,353	107,353

Balances, December 31, 2012	359,676	3,597	2,062,751	(1,734,989)	331,359
Additional paid-in capital from refund under tax sharing agreement	—	—	67	—	67
Net income	—	—	—	67,715	67,715

Balances, December 31, 2013	359,676	3,597	2,062,818	(1,667,274)	399,141
Net income	—	—	—	94,497	94,497

Balances, December 31, 2014	359,676	$3,597	$2,062,818	$(1,572,777)	$493,638

The accompanying notes are an integral part of these consolidated statements of stockholders' equity.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,353	$67,715	$94,497
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from extinguishment of indemnification	—	(121)	—
Loss from sale of discontinued operations	—	—	629
Loss from early extinguishment of debt	—	—	3,668
Depreciation and amortization	133,171	139,879	155,288
Provision for allowance for doubtful accounts	39	875	187
Gain on sale of property and equipment	—	(12)	(10)
Deferred income tax (benefit) expense	(22,604)	39,562	26,081
Non-cash compensation	237	242	36
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,303)	(13,426)	(13,851)
Additions to programming rights	(131,964)	(146,560)	(182,733)
Increase in prepaid and other assets	(25,479)	(10,011)	(7,971)
Increase (decrease) in accounts payable, accrued and other liabilities	5,722	(6,061)	11,338
Decrease in interest payable	(2,831)	(14)	(1,376)
Decrease in amounts payable to Hallmark Cards affiliates	(23,628)	(2,156)	(1)
Decrease in programming rights payable	(1,033)	(12,334)	(16,472)

Net cash provided by operating activities	30,680	57,578	69,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,376)	(1,530)	(2,729)
Proceeds from disposal of property and equipment	—	19	10

Net cash used in investing activities	(1,376)	(1,511)	(2,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(19,600)	(33,210)	(36,503)
Redemption of Notes	—	—	(31,637)
Capitalized debt issuance costs	—	(1,116)	—
Discount on issuance of debt	—	(430)	—
Principal payments on capital lease obligations	(1,180)	(1,266)	(1,313)

Net cash used in financing activities	(20,780)	(36,022)	(69,453)

Net increase (decrease) in cash and cash equivalents	8,524	20,045	(2,862)
Cash and cash equivalents, beginning of year	35,181	43,705	63,750

Cash and cash equivalents, end of year	$43,705	$63,750	$60,888

Supplemental disclosure of cash and non-cash activities:
Interest paid	$46,909	$40,414	$38,464
Taxes paid	$548	$2,761	$2,977
Reduction of additional paid-in capital for obligation for tax transactions	$19,490	$—	$—
Additional paid-in capital for tax transactions	$—	$(67)	$—
Assets acquired through capital lease obligations	$25	$—	$21
Capital expenditures included in accounts payable	$111	$396	$968

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2013 and 2014

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

        On July 14, 2011 the Company used the proceeds from a new $210.0 million senior secured term loan (the "Term Loan") and $300.0 million of senior unsecured notes (the "Notes") to repay the Term A Loan and the Term B Loan and redeem all of the outstanding Preferred Stock (collectively, the "2011 Refinancing"). Additionally, on March 29, 2013, the Term Loan was amended to provide, among other things, a reduced borrowing rate. All of these instruments are described further below.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

        The activity in the allowance for doubtful accounts for each of the three years ended December 31, 2012, 2013, and 2014, is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	(Deductions) / Additions	Balance at End of Year
Allowance for doubtful accounts
Year-ended December 31, 2012	$181	$39	$25	$245
Year-ended December 31, 2013	$245	$875	$(286)	$834
Year-ended December 31, 2014	$834	$187	$(756)	$265

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

        The Company's programming rights principally consist of rights to off-network, theatrical and original movies; off-network and original scripted series; original unscripted series and specials. Original series and specials consist of lifestyle, dramatic and other entertainment programming. Programming aired on the Company's television Networks is primarily obtained from third-party production companies and distributors and is classified as acquired or original programming in the footnotes to these financial statements. Programming aired on the Company's television Networks obtained from subsidiaries of Hallmark Cards is classified as affiliate programming. See note 4 below for programming rights assets and payable related to Hallmark Cards.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

        Certain original programs are fully owned and produced by the Company. Therefore, these are classified as owned programming. Amortization of the capitalized costs of owned programming is amortized over the expected and likely broadcasts of the program. The Company's unamortized owned programming of $8.1 million is classified as long-term programming rights on the accompanying consolidated balance sheets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 926, Entertainment—Films.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

2. Summary of Significant Accounting Policies and Estimates (Continued)

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

        Goodwill is reviewed for impairment annually as of November 30 and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of its fair value. All of the Company's goodwill relates to the Company's Networks, which is also the Company's only reporting unit. At November 30, 2014, the date of the Company's most recent assessment, the Company concluded it was not more likely than not that the fair value of the its sole reporting unit was less than the related carrying amount.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

2. Summary of Significant Accounting Policies and Estimates (Continued)

Barter Transactions

        The Company enters into transactions that involve the exchange of its on-air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered. The Company recognized $794,000, $2.4 million and $2.8 million in barter advertising revenue during the years ended December 31, 2012, 2013 and 2014, respectively. The Company recognized $884,000, $2.2 million and $3.0 million in barter expense during the years ended December 31, 2012, 2013 and 2014, respectively.

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

        Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2013 and 2014, is $699,000 and $2.9 million, respectively, of deferred revenue. Further, $0 and $5.9 million, respectively, are included in the long term portion of accrued liabilities as of December 31, 2013 and 2014.

        Revenues from the licensing of television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

2. Summary of Significant Accounting Policies and Estimates (Continued)

Audience Deficiency Unit Liability

        Audience deficiency units ("ADUs") are units of inventory (rights to utilize future advertising timeframes) that are made available to advertisers as fulfillment for past advertisements in programs that under-delivered on the guaranteed viewership ratings. The related liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. The liability is reduced and revenue is recognized when the Company airs the advertisement during another program to "make-good" on the under-delivery of impressions or the obligation expires contractually or by statute.

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

For the Years Ended December 31, 2012, 2013 and 2014

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

Net Income per Share

        Basic net income per share for each period is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stock by the weighted average number of common shares plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and common shares issuable upon conversion of the Company's Preferred Stock. Approximately 9,000, 0 and 0 stock options for the years ended December 31, 2012, 2013 and 2014, respectively, have been excluded from the determination of diluted net income or loss per share because the individual effect in each instance was antidilutive.

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

        Five of the Company's distributors, with whom we have long term contracts, each accounted for more than 10% of subscriber revenue for the years ended December 31, 2012, 2013 and 2014, respectively, and together accounted for a total of 86%, 88% and 88% of subscriber revenue. Two of our distributors each accounted for approximately 15% or more of the Company's subscribers for the years ended December 31, 2012, 2013 and 2014, and together accounted for 44%, 46% and 45% of Hallmark Channel subscribers, respectively. The loss of one of these distributors could have a significant impact on the Company's operations.

        Three and four of the Company's programming content providers each accounted for more than 10% of total programming rights payable as of both December 31, 2013 and 2014, and together accounted for a total of 69% and 74% of the programming rights payable, respectively.

Recently Issued Accounting Pronouncements

        In 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard on a prospective basis during the first quarter of 2014. This adoption did not have an impact on our financial position, results of operations, or cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

2. Summary of Significant Accounting Policies and Estimates (Continued)

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This accounting standards update is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of accounting standards update No. 2014-09 on its financial position and results of operations.

        In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles ("GAAP"), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

        In January 2015, the FASB issued new accounting rules that remove the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules will be effective for the Company in the first quarter of 2016. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company's financial condition, results of operations or cash flows.

3. International Residual and Participation Obligation and Sale of Domestic Film Library

International Residual and Participation Obligation

        Accounts payable and accrued liabilities as of December 31, 2013 and 2014, also includes $473,000 and $1.5 million, respectively, for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

3. International Residual and Participation Obligation and Sale of Domestic Film Library (Continued)

2005 sale and April 2015. The Company's actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

        The Company received correspondence for the period January 1, 2008 through December 31, 2013 to make good on its payment obligations. At December 31, 2014, the obligation was estimated to be $1.5 million. In December 2014, the Company concluded that payments for residuals and participations under its liability to the buyer of the international business would be greater than estimated. Accordingly, the Company increased the carrying amount of the liability by $1.0 million and recognized a corresponding loss from the sale of discontinued operations in the accompanying statement of operations, net of $371,000 of tax.

  Sale of Domestic Film Library

        In December 2011 the Company and Sonar Entertainment, Inc. ("Sonar"), executed an agreement pursuant to which the Company acquired program licenses and was relieved of its remaining residuals and participations reimbursement obligations under the 2006 film library sale agreement, all in exchange for concurrent and future fixed cash payments. In November 2013, the Company recorded a $121,000 gain on extinguishment of this liability as a result of the Company making an early payment that resulted in a discount of cash owed.

4. Programming Rights

        Programming rights are comprised of the following:

	As of December 31,
	2013	2014
	(In thousands)
Programming rights—non-affiliates
Acquired programming
Licensed for less than 12 years	$261,654	$298,731
Original programming
Licensed for less than 12 years	171,024	200,760
Licensed for 12 years or longer	29,115	62,585
Owned	18,542	43,271
Programming rights—Hallmark Cards affiliates
Licensed for less than 12 years	25,054	25,694

Programming rights, at cost	505,389	631,041
Accumulated amortization	(231,913)	(325,046)

Programming rights available for broadcast	273,476	305,995
Owned programming in development	—	1,619

Programming rights, net	$273,476	$307,614

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

4. Programming Rights (Continued)

        Programming costs included in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2013 and 2014, were $134.5 million, $134.0 million and $148.6 million, respectively.

        In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future program value. In such instances, the Company shortens the estimated remaining life of the asset to zero, thereby accelerating amortization of the remaining net book value. During the years ended December 31, 2012, 2013 and 2014, such changes in estimates resulted in additional amortization of programming rights of $4.0 million, $4.5 million and $7,000, respectively. Additionally, the Company evaluated the remaining usefulness of its owned programming asset and recognized $1.3 million of impairment expense during the year ended December 31, 2012. This expense is included as a component of non-affiliate programming costs in the accompanying consolidated statement of operations. The Company expects to amortize $5.0 million to $6.0 million of the $8.1 million net book value of owned programming during the year ended December 31, 2015.

        At December 31, 2013 and 2014, $36.6 million and $39.8 million, respectively, of programming rights were included in prepaid programming rights in the accompanying consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

        Programming rights payable are comprised of the following:

	As of December 31,
	2013	2014
	(In thousands)
Programming rights payable—non-affiliates
Acquired programming	$98,670	$88,856
Original programming	15,208	9,923
Programming rights payable—Hallmark Cards affiliates	14,996	13,623

Total programming rights payable	128,874	112,402
Less current maturities	(85,560)	(66,726)

Long-term programming rights payable	$43,314	$45,676

        Under certain license agreements with Sonar, the Company was obligated to pay $5.3 million through December 1, 2013. In connection with its reorganization in bankruptcy, Sonar assigned its right to receive these license payments to Hallmark Cards. During the year ended December 31, 2012, the Company reclassified $848,000 from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $1.5 million to Hallmark Cards. During the year ended December 31, 2013, the Company reclassified $1.5 million from programming rights payable (to non-affiliates) to payables to Hallmark Cards affiliates. During the same period the Company remitted payment of $2.5 million to Hallmark Cards. At both December 31, 2013 and 2014, the payable to Hallmark Cards affiliates includes $0 related to this assignment.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

5. Property and Equipment

        Property and equipment are comprised of the following:

	As of December 31,
			Depreciable Life (In years)
	2013	2014
	(In thousands)
Technical equipment and computers	$8,158	$9,852	3 - 5
Leased assets	17,451	17,409	3 - 15
Furniture, fixtures and equipment	832	952	5
Leasehold improvements	857	1,537	3 - 7
Construction-in-progress	583	1,551

Property and equipment, at cost	27,881	31,301
Accumulated depreciation and amortization	(18,082)	(20,538)

Property and equipment, net	$9,799	$10,763

        Depreciation and amortization expense related to property and equipment was $2.3 million, $2.6 million and $2.8 million, for the years ended December 31, 2012, 2013 and 2014, respectively.

        Software and other intangible assets of $984,000 and $1.1 million as of December 31, 2013 and 2014, respectively, have been included in prepaid and other assets in the accompanying consolidated balance sheets.

6. Leases

        The Company leases uplink and transponder capacity and copiers under long-term lease agreements that are accounted for as capital leases. The capital lease liabilities are included as components of both accounts payable and accrued liabilities and non-current accrued liabilities in the accompanying consolidated balance sheets. In addition, the Company leases uplink services and office facilities under operating leases that are generally non-cancelable. These leases expire at various dates

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

6. Leases (Continued)

through 2020, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements as of December 31, 2014, are as follows:

Years Ending December 31, (in thousands)	Capital Leases(1)	Operating Leases(2)
2015	$2,179	$4,087
2016	2,163	2,482
2017	2,160	1,731
2018	2,160	1,910
2019	2,070	1,897
Thereafter	—	1,422

Total minimum lease payments	10,732	$13,529

Less amount representing interest (at implicit rates of 9.38%, 6.30%, and 3.31%)	(2,172)

Present value of net minimum lease payments	8,560
Less current maturities	(1,437)

Long-term obligation	$7,123

(1)
The Company has three capital lease obligations.

(2)
Includes cancellable amounts related to parking spaces for the Studio City, California, office in the amounts of $119,000 for 2015, $130,000 for 2016 through 2019, and $97,000 for 2020.

        Rent expense under the operating leases was $3.4 million, $3.7 million and $4.4 million for the years ended December 31, 2012, 2013 and 2014, respectively. Amortization of the uplink and transponder asset held under a capital lease is recorded as amortization of capital lease in the accompanying consolidated statements of operations.

        The Company accrues and recognizes rent expense for operating leases on a straight line basis over the term of the lease, including free rent holiday periods, if any.

        Revenue associated with the Company's sale of excess digital network capacity on a transponder is included in other revenue. Such amounts were $262,000 in 2012, 2013 and 2014.

7. Revolving Credit Facilities, Term Loan, and the Notes

  Credit Facilities and Term Loan

        On July 14, 2011, in connection with the 2011 Refinancing, the Company entered into a new $240.0 million credit agreement (the "Credit Agreement") with a lender syndicate and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for the Term Loan, a seven year $210.0 million senior secured term loan facility, and the five year $30.0 million senior secured, super-priority revolving credit facility. The Term Loan was issued at a discount of 1.0% or $2.1 million.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

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

        Prior to March 29, 2013, the Company made principal payments of $525,000 at each quarter's end. Under the amended Term Loan, the Company made quarterly principal payments of $430,000 through September 2013. Subsequent to that date, the Company is no longer required to make these principal payments due to its voluntary payment. The Company continues to be subject to requirements to remit additional principal payments in amounts equal to (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended credit agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1, respectively; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended credit agreement. At both December 31, 2013 and 2014, the Company's consolidated leverage ratio was less than 3.25.

        Under the amended revolving credit facility, the maturity date was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was reduced from LIBOR plus 3.5% to LIBOR plus 2.75%. At December 31, 2013 and 2014, the Company had no outstanding borrowings under the amended revolving credit facility.

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

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

transactions. The amended credit agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to Crown Media Holdings to enhance its ability to comply with such ratio tests.

        The amended credit agreement contains a number of affirmative and negative covenants. The Company was in compliance with these covenants as of December 31, 2014.

        At December 31, 2013, and 2014, the outstanding balance under the Term Loan, net of unamortized discount, was $154.3 million and $118.2 million, respectively. The Company made principal payments of $19.6 million, $33.2 million and $36.5 under the Term Loan during the years ended December 31, 2012, 2013 and 2014, respectively. Interest expense under the Term Loan was $12.2 million, $8.8 million and $6.6 million for years ended December 31, 2012, 2013 and 2014, respectively.

        The effective interest rate under the Term Loan was approximately 6.41%, 5.28% and 5.06% during the years ended December 31, 2012, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 5.84%, 4.54% and 4.05% during the years ended December 31, 2012, 2013 and 2014, respectively.

        Interest expense under the revolving credit facility for years ended December 31, 2012, 2013 and 2014, respectively, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2013 and 2014. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the years ended December 31, 2012, 2013 and 2014, was $152,000, $152,000 and $151,000, respectively.

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

        During any period in which the Notes have an investment grade rating from both Moody's and S&P (at least Baa3 by Moody's and BBB– by S&P), and no default has occurred and is continuing under the Indenture, Crown Media Holdings and its restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit their ability to (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

7. Revolving Credit Facilities, Term Loan, and the Notes (Continued)

transactions with affiliates. The Company was in compliance with these covenants as of December 31, 2014.

        Interest expense under the Notes was $32.2 million, $32.3 million and $31.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the years ended December 31, 2012, 2013 and 2014.

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

Debt Service Requirements

        Debt service requirements, including estimated future interest, for each of the five years subsequent to December 31, 2014, and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5
The Notes, due July 15, 2019	$414,043	$28,508	$28,508	$28,508	$28,508	$300,011
Term Loan, due July 14, 2018	134,130	24,241	4,052	4,041	101,796	—

	$548,173	$52,749	$32,560	$32,549	$130,304	$300,011

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

8. Related Party Transactions

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

For the Years Ended December 31, 2012, 2013 and 2014

8. Related Party Transactions (Continued)

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

        The Federal Tax Deconsolidation enabled the Company to access approximately $692.0 million of net operating losses ("NOLs") it incurred prior to March 11, 2003 (the "SRLY NOLs"). Because of limitations imposed by the Internal Revenue Code of the United States, Hallmark Cards was restricted in its ability to utilize the SRLY NOLs. As a separate-company taxpayer, the Company will be limited in the use of the SRLY NOLs only by its ability to generate sufficient future taxable income. If not utilized, the SRLY NOLs will expire in periods from 2019 through 2021.

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

For the Years Ended December 31, 2012, 2013 and 2014

8. Related Party Transactions (Continued)

payments made to Hallmark Cards or to any member of Hallmark Cards' consolidated group in excess of current tax expense have been recorded as reductions to paid-in capital.

        Amounts owed and paid to Hallmark Cards pursuant to the federal tax sharing agreement for 2012, 2013 and 2014 are summarized below.

	2012	2013	2014
	(in thousands)
Estimated federal tax liability payable to Hallmark Cards as reported at December 31	$18,868	$—	$—
Subsequently adjusted to returns as filed	(67)	—	—
Payments (to)from Hallmark Cards during the years ended December 31,
2012	(17,831)	—	—
2013	67	—	—
Application of overpayments	(1,037)	—	—

Balance as of December 31	$—	$—	$—

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

        During 2012, the Company reimbursed Hallmark Cards approximately $495,000 with respect to the state tax sharing agreement for the 2011 tax year. During 2013, the Company reimbursed Hallmark Cards approximately $264,000 with respect to the state tax sharing agreement for the 2012 tax year. During 2014, the Company reimbursed Hallmark Cards approximately $385,000 with respect to the state tax sharing agreement for the 2013 tax year. For the tax year ended December 31, 2014, it is estimated that the Company will owe Hallmark Cards approximately $75,000 with respect to the state tax sharing agreement, which will be paid during 2015. This amount will be payable two days prior to the due date of the state tax returns.

        The Company will continue to be included in Hallmark Cards' consolidated or combined returns for certain states.

Services Agreement with Hallmark Cards

        Hallmark Cards provides Crown Media Holdings with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

8. Related Party Transactions (Continued)

services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each month. Fees for Hallmark Cards' services were $457,000 for 2012, $347,000 for 2013 and $342,000 for 2014.

        At December 31, 2013, and 2014, the Company's payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $466,000 and $150,000, respectively. The December 31, 2013, balance was comprised of $465,000 of taxes and $1,000 of invoices paid on the Company's behalf. The December 31, 2014, balance was comprised of $150,000 of taxes.

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

        On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards purchased advertising time from the Company and provided one-week, limited play licenses for each of six new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards over the two-year contract term. The Company recognized advertising revenue of approximately $4.4 million as it fulfilled its advertising obligation to Hallmark Cards. As of December 31, 2013, all of such movies have aired on Hallmark Channel.

        Effective July 6, 2013, the Company and Hallmark Cards extended the July 6, 2011 agreement for another year, whereby Hallmark Cards purchased advertising time from the Company and provided one-week, limited play licenses for each of two new "Hallmark Hall of Fame" two-hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year. The Company recognized advertising revenue of approximately $2.1 million as it fulfilled its advertising obligation to Hallmark Cards. As of December 31, 2014, three movies have aired on Hallmark Channel.

        Effective September 12, 2014, the Company entered into an agreement with Hallmark Cards whereby Hallmark Cards has and will continue to purchase advertising time from the Company and has and will continue to provide exclusive premier rights to the two new "Hallmark Hall of Fame" two-hour movies, which have been produced. Additionally, the Company has exclusive rights to broadcast two "Hallmark Hall of Fame" two-hour movies, which have premiered in a previous year. The Company will receive a total payment from Hallmark Cards of $3.0 million under this agreement

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

8. Related Party Transactions (Continued)

in connection with Hallmark Cards' advertising on Hallmark Channel. The Company recognized advertising revenue of approximately $2.6 million as it fulfilled its advertising obligations to Hallmark Cards. As of December 31, 2014, two movies have aired on Hallmark Channel.

        Effective October 1, 2014, Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of "Hallmark Hall of Fame" movies produced from 2014 through 2016, for exhibition on Hallmark Channel and Hallmark Movies & Mysteries. These titles are licensed for ten-year windows, with windows commencing at times as agreed to by the parties. The license fee for these movies is $660,000 per movie and is payable in equal yearly installments over the license term.

Northpole

        The Company has produced Northpole, a Hallmark Channel original holiday movie, which premiered during the 2014 holiday season. It was the first full-length, two-hour original holiday movie by Hallmark Channel based on Hallmark Cards' intellectual property. Costs related to this movie have been capitalized and are included in long term programming rights on the condensed consolidated balance sheet. The Company recognized licensing revenue of approximately $900,000 related to this agreement.

Northpole II

        The Company is producing Northpole II, a Hallmark Channel original holiday movie, which will premier during the 2015 holiday season. It will be the second full-length, two-hour original holiday movie by Hallmark Channel based on Hallmark Cards' intellectual property. Certain costs related to this movie have been capitalized and are included in long term programming rights on the condensed consolidated balance sheet. The Company anticipates similar agreements in the future.

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

For the Years Ended December 31, 2012, 2013 and 2014

8. Related Party Transactions (Continued)

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

9. Stockholders' Equity

        The Company has not paid any cash dividends on its common stock since inception. It has been prohibited from doing so by prior debt agreements including the Term A and Term B Loans. The provisions of the Term Loan and the Notes likewise place significant restrictions on the payment of common stock dividends.

10. Income Taxes

        As a result of the Federal Tax Deconsolidation in 2012, the Company filed a separate federal tax return for 2013 and will file a separate return also for 2014.

        At December 31, 2012, management determined that it was more likely than not that the Company will realize an additional portion of the benefit of its deferred tax assets. Accordingly, during the fourth quarter of 2012, the Company released $54.2 million of the valuation allowance.

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

        Based on positive evidence, including the five year cumulative positive income and a reasonable expectation of continued profitability in future years, the absence of significant negative evidence and certain other matters, management determined it is more likely than not that its deferred tax assets will be realized except for certain deferred tax assets attributable to state net operating losses. Accordingly, during the fourth quarter of 2014, the Company released an additional $22.8 million of the valuation allowance.

        For 2013 and 2014, the Company generated federal and state taxable income for both regular tax and alternative minimum tax ("AMT") purposes. For regular tax purposes, this income will be fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards used to offset the AMT income are subject to a 90% limitation.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

10. Income Taxes (Continued)

        Prior to the Federal Tax Deconsolidation, as a result of being included in the consolidated tax return of Hallmark Cards, this AMT expense was not required to be paid to the Internal Revenue Service nor to Hallmark Cards under the tax sharing agreement through October 31, 2012. Accordingly, the Company reduced the liability for the AMT and increased paid-in capital. The net result for AMT calculated as if the Company was a separate taxpayer was a charge to the consolidated statements of operations and a corresponding credit to paid-in capital. The accompanying consolidated balance sheets as of December 31, 2013 and 2014 included $38,000 for 2013 and $45,000 for 2014, respectively, as components of accounts payable and accrued liabilities.

        In recent years, changes enacted by various states have served to defer the effectiveness of the Company's net operating loss carryforwards. Also, Colorado has suspended NOLs in excess of $250,000 for 2011 through 2013 and Illinois has suspended the use of NOLs for 2011 through 2013.

        Income tax (benefit) expense for the years ended December 31, 2012, 2013 and 2014, comprised the following:

	Current	Deferred	Total
	(In thousands)
2012:
Federal	$268	$(21,819)	$(21,551)
State and local	477	(1,530)	(1,053)

Total	$745	$(23,349)	$(22,604)

2013:
Federal	$2,140	$36,865	$39,005
State and local	424	2,220	2,644

Total	$2,564	$39,085	$41,649

2014:
Federal	$2,485	$24,796	$27,281
State and local	184	1,471	1,655

Total	$2,669	$26,267	$28,936

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

10. Income Taxes (Continued)

        The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the consolidated financial statements:

	Years Ended December 31,
	2012	2013	2014
	(In thousands)
Tax computed at 35%	$29,662	$38,277	$43,422
State taxes, net	1,795	2,216	2,424
Other	248	1,131	18
Change in tax rate applicable to deferred tax assets	(140)	25	14
Change in state net operating loss deferred tax assets	—	—	5,877
Decrease in valuation allowance	(54,169)	—	(22,819)

Income tax provision	$(22,604)	$41,649	$28,936

        The components of Crown Media Holdings' deferred tax assets and liabilities are comprised of the following:

	Years Ended December 31,
	2013	2014
	(In thousands)
Deferred tax assets:
Bad debt reserve	$309	$98
Accrued compensation	3,351	3,712
Net operating loss carryforwards	235,038	183,245
Depreciation	3,874	3,577
Sale of international business and film assets	175	567
Audience deficiency unit reserve	1,810	2,190
Other	42	42
AMT credit	2,408	4,892
Valuation allowance	(26,242)	(3,423)

Total deferred tax assets	220,765	194,900
Deferred tax liabilities:
Other	(501)	(532)

Total deferred tax liabilities	(501)	(532)

Net deferred taxes	$220,264	$194,368

        The Federal Tax Deconsolidation removes the limitation on the Company's use of losses incurred prior to being included in the Hallmark Cards' consolidated federal tax group ("SRLY NOLs") and thus the related valuation allowance was removed. In addition, the deferred tax asset and valuation allowance related to the federal NOLs incurred while the Company was included in Hallmark Cards' consolidated federal tax group and utilized by Hallmark Cards' consolidated federal tax group have also been removed. The deferred tax asset and related valuation allowance related to the AMT credits

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

10. Income Taxes (Continued)

recognized while the Company was included in Hallmark Cards' consolidated federal tax group and calculated as if the Company were a separate taxpayer have also been removed. Accordingly, the Company had a deferred tax asset of $200.0 million and $156.6 million related to the cumulative SRLY NOLs as of December 31, 2013 and 2014, respectively.

        As of December 31, 2013 and 2014, the Company has federal NOL carry-forwards of $571.6 million and $447.3 million, respectively, and various state NOL carry-forwards. The $3.4 million of valuation allowance described below is comprised of state NOLs. The federal NOLs will expire between 2019 and 2021, and the state NOLs will expire between 2015 and 2032.

        The activity in the valuation allowance for deferred tax assets for each of the three years ended December 31, 2012, 2013, and 2014, is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	(Deductions) / Additions	Balance at End of Year
Valuation allowance for deferred tax assets
Year-ended December 31, 2012	$310,128	$—	$(283,886)	$26,242
Year-ended December 31, 2013	$26,242	$—	$—	$26,242
Year-ended December 31, 2014	$26,242	$—	$(22,819)	$3,423

        At December 31, 2013 and 2014, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions. At December 31, 2013 and 2014, the Company had no accrued interest related to uncertain tax positions.

        By virtue of its inclusion in Hallmark Cards consolidated tax returns, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003, and prior to the Federal Tax Deconsolidation. The IRS audited the Hallmark Cards consolidated tax returns for 2010 and 2011. The separate tax returns of the Company from November 1 through December 31, 2012, and 2013 are also subject to examination by the Internal Revenue Service. Further, net operating loss carry-forwards are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company is subject to examination for SRLY NOLs generated prior to March 11, 2003, as such NOLs are utilized.

        In September 2012, the Company obtained a private letter ruling from the Internal Revenue Service in support of its position that as a result of the Federal Tax Deconsolidation, it will no longer be part of Hallmark Cards' consolidated federal tax group and the restrictions on its ability to utilize the SRLY NOLs will no longer apply.

        As of 2013 and 2014, the Company has separate company nexus in New York and Georgia and has also been included in the combined state tax returns of Hallmark Cards or its subsidiaries for California, Colorado and Illinois.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

11. Fair Value

        The following table presents the carrying amounts (including interest) and estimated fair values (including interest) of the Company's financial instruments at December 31, 2013 and 2014.

	December 31, 2013		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term Loan and interest payable (Level 3)	$154,347	$150,894	$118,212	$115,975
The Notes and interest payable (Level 2)	314,438	355,026	284,569	309,256

        ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2013 and 2014, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

        At December 31, 2013 and 2014, the fair values of the Level 3 financial instruments were $150.9 million and $116.0 million, respectively. No transfers between levels occurred during 2013 and 2014.

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

12. Share-Based Compensation

        Crown Media Holdings had one stock option plan, the Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan, which covered Restricted Stock Units ("RSU"). The Company now has one incentive plan, the 2012 Crown Media Holdings, Inc. Long Term Incentive Plan (the "Plan"). The Plan covers stock appreciation rights ("SAR"), long term incentive awards ("LTIP Awards") and other awards that are not stock-based.

  General Restricted Stock Unit Information

        The Company's restricted stock units ("RSUs") vested based on continued service and market conditions. RSUs vested in one-third increments on the anniversary of the grant date in each of the three years following the grant. The Company's RSUs were settled in cash. The Company historically settled the RSUs in cash, and had classified its RSUs as liability awards for accounting purposes.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

12. Share-Based Compensation (Continued)

        The Company recognized compensation cost, net of estimated forfeitures, over the vesting term and included changes in fair value at each reporting period. Its cash settlements for the years ended December 31, 2012, 2013 and 2014 were as follows:

Settlement Amount (in thousands)
2012	$231
2013	257
2014	185

Total	$673

        A summary of the status of the Company's RSUs at December 31, 2013 and 2014, and changes during the years then ended is presented below:

Board of Directors RSUs	Units	Weighted-Average Remaining Contractual Term in Years
Nonvested Balance, December 31, 2012	141,727	1.38
Units issued	—
Units cancelled	—
Units settled in cash	(88,305)

Nonvested Balance, December 31, 2013	53,422	0.63
Units issued	—
Units cancelled	—
Units settled in cash	(53,422)

Nonvested Balance, December 31, 2014	—	—

        The Company recorded $237,000, $242,000 and $36,000 of compensation expense associated with the employment and performance RSUs during the years ended December 31, 2012, 2013 and 2014, respectively, which has been included in selling, general and administrative expense in the accompanying consolidated statements of operations. These awards were included as liabilities in accounts payable and accrued liabilities in the accompanying consolidated balance sheets due to the Company's history of settling these awards in cash.

        As of December 31, 2013 and 2014, there was no unrecognized compensation cost, related to non-vested stock options granted to the Company's employees. The closing price of a share of the Company's common stock, which is used to calculate the year end RSU liabilities, was $3.53 on December 31, 2013. As of December 31, 2013 and 2014, there was unrecognized compensation cost, related to non-vested RSUs granted to the Company's directors, in the amount of $40,000 and $0, respectively, using the aforementioned stock price.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

13. Employee Benefits

Benefit Plans

        All employees of Crown Media Holdings are automatically enrolled in the Company's 401(k) retirement plan. Employees have 90 days to terminate his or her participation in the plan and the plan will refund any contributions. Participating employees may contribute up to 60% of their pre-tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after-tax salary, not to exceed 60% total of combined pre-tax and after-tax contributions. During the years ended December 31, 2012, 2013 and 2014, the Company recognized discretionary matching contributions of $430,000, $432,000 and $505,000, respectively, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Deferred Compensation Plans

        The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $2.1 million and $2.3 million at December 31, 2013 and 2014, respectively, are included in the accompanying consolidated balance sheets among current and non-current accrued liabilities.

        The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $345,000 and $340,000 at December 31, 2013 and 2014, respectively, are included in the accompanying consolidated balance sheets among current and non-current accrued liabilities.

Long Term Incentive Compensation Agreements

  Employee

        The Company grants incentive awards pursuant to the 2012 Long Term Incentive Plan (the "2012 Plan"). For awards granted in 2012 through 2014, the target amount of an award granted was based on a percentage of each employee's annual base salary ranging from 18% to 85%. Each award is comprised of a Performance Award and an Employment Award. For awards granted in 2010 through 2012, the Performance Award and the Employment Award each constituted half of the award. For awards granted in 2013 and 2014, the Performance Award constituted 60% of the award and the Employment Award constituted 40% of the award. The Performance Award is based on the Company's achievement of a predetermined cash flow goal and an adjusted EBITDA goal over a three year performance period.

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

        In the second quarter of 2011, the Company granted incentive compensation ranging from $23,000 to $550,000 per employee. The 50% Employment Awards vested on August 31, 2013, and were settled in cash on September 6, 2013, in the aggregate amount of $1.5 million. The Performance Awards

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

13. Employee Benefits (Continued)

vested on December 31, 2013, and were settled in cash in the amount of $1.6 million on March 14, 2014.

        In the first quarter of 2012, the Company granted incentive compensation ranging from $22,000 to $652,000 per employee. The 50% Employment Awards vested on August 31, 2014, and were settled in cash on September 5, 2014, in the aggregate amount of $1.5 million. The Performance Awards vested on December 31, 2014, and will be settled in cash during the first quarter of 2015 in the amount of $1.9 million.

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

        In the first quarter of 2014, the Company granted incentive compensation ranging from $27,000 to $707,000 per employee. Each of the 40% Employment Awards, subject to continued employment, and each of the 60% Performance Awards, subject to the Company's achievement of financial performance criteria, will vest on December 31, 2016, and be settled in cash the later of January 30, 2017, or 15 days after the Company issues its audited financials for 2016, but no later than March 15, 2017. Each award is also subject to earlier pro rata settlement as provided in the 2012 Plan.

  Independent Directors

        During the third quarter of 2012, the Company entered into agreements granting $20,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board. On December 31, 2012, the performance criteria were achieved and on August 16, 2013, the awards vested. On August 23, 2013, the awards were settled in cash in the aggregate amount of $132,000.

        Additionally, in August 2012, the Company entered into agreements granting $50,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board. On December 31, 2014, the performance criteria were achieved. During the first quarter of 2015, the awards will be settled in cash in the aggregate amount of $306,000.

        In March 2013, the Company entered into agreements granting $50,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through December 31, 2015, the vesting date, and achievement of the financial performance criteria. Each award will be settled in cash by the later of January 30, 2016, or 15 days after the Company issues its audited financials for 2015, but no later than March 15, 2016. Each award is also subject to earlier pro rata settlement as provided in each agreement.

        During the third quarter of 2013, the Company entered into agreements granting $35,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

13. Employee Benefits (Continued)

respective subsidiaries subject to continued membership on the board. On December 31, 2013, the performance criteria were achieved. On August 15, 2014, the awards vested and on August 19, 2014, the awards were settled in cash in the aggregate amount of $262,000.

        In March 2014, the Company entered into agreements granting $50,000 incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the board through December 31, 2016, the vesting date, and achievement of the financial performance criteria. Each award will be settled in cash by the later of January 30, 2017, or 15 days after the Company issues its audited financials for 2016, but no later than March 15, 2017. Each award is also subject to earlier pro rata settlement as provided in each agreement.

  Vesting

        The 2012 Performance Awards vested on December 31, 2014, and were be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow. Vesting of the 2013 and 2014 Performance Awards will also be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow. Each award is subject to earlier pro rata settlement as provided in the related agreement.

        The Company recorded $2.8 million, $3.7 million and $4.2 million of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2012, 2013 and 2014, respectively, related to these agreements. Additionally, the $5.1 million and $5.9 million liabilities for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2013 and 2014, respectively.

14. Commitments and Contingencies

        In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non-cancelable leases and programming contracts.

        An entity providing licensed programming is required to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of $198.4 million and $132.4 million as of December 31, 2013 and 2014, respectively, related to committed programming rights payable with airing windows which begin subsequent to period-end.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

14. Commitments and Contingencies (Continued)

        Contractual maturities of long-term obligations over the next five years and the period thereafter are as follows:

	Scheduled Payments by Period in Thousands
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
The Notes(1)	$414,043	$28,508	$28,508	$28,508	$28,508	$300,011	$—
Term Loan(1)	134,130	24,241	4,052	4,041	101,796	—	—
Capital lease obligations(1)	10,732	2,179	2,163	2,160	2,160	2,070	—
Operating leases	13,529	4,087	2,482	1,731	1,910	1,897	1,422
Programming rights payable for current and future windows(2)(3)	244,771	94,331	59,342	43,710	28,645	11,770	6,973
Executory contracts	424	424	—	—	—	—	—
Promotion and placement fees	5,948	3,056	1,056	306	306	306	918
Deferred compensation and interest	2,618	811	542	718	176	—	371
Other payables to buyer of international business	1,534	1,534	—	—	—	—	—

Total Contractual Cash Obligations	$827,729	$159,171	$98,145	$81,174	$163,501	$316,054	$9,684

(1)
Includes future interest.

(2)
The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.

(3)
Contains airing windows that open subsequent to December 31, 2014. Therefore, the additional liability is not included on the balance sheet as of December 31, 2014.

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

15. Segment Reporting

        During 2012, 2013 and 2014, the Networks comprise the Company's sole operating segment. The Company has evaluated performance and allocated resources based on the results of this segment. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2012, 2013 and 2014

16. Quarterly Information (Unaudited)

        The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2013 and 2014.

	Quarters Ended
2013	March 31	June 30	September 30	December 31	Full Year
Total revenue	$85,560	$89,475	$84,377	$118,389	$377,801
Programming costs	(31,692)	(32,329)	(33,821)	(36,159)	(134,001)
Operating costs	(3,322)	(3,850)	(4,244)	(3,732)	(15,148)
Selling, marketing, general and administrative expenses	(16,059)	(16,616)	(19,711)	(24,325)	(76,711)

Income from operations	34,487	36,680	26,601	54,173	151,941
Interest expense	(11,348)	(10,450)	(10,486)	(10,293)	(42,577)
Income tax provision	(8,606)	(9,714)	(6,111)	(17,218)	(41,649)

Net income	$14,533	$16,516	$10,004	$26,662	$67,715

Net income per common share	$0.04	$0.05	$0.03	$0.07	$0.19

	Quarters Ended
2014	March 31	June 30	September 30	December 31	Full Year
Total revenue	$90,675	$97,353	$93,327	$134,241	$415,596
Programming costs	(40,161)	(37,471)	(36,800)	(34,164)	(148,596)
Operating costs	(3,568)	(4,215)	(4,199)	(4,551)	(16,533)
Selling, marketing, general and administrative expenses	(17,658)	(20,399)	(17,546)	(27,871)	(83,474)

Income from operations	29,288	35,268	34,782	67,655	166,993
Interest expense	(10,311)	(9,791)	(9,939)	(9,222)	(39,263)
Loss on early extinguishment of debt	—	—	(1,180)	(2,488)	(3,668)
Income tax provision	(6,939)	(9,515)	(8,766)	(3,716)	(28,936)

Income from continuing operations	12,038	15,962	14,897	52,229	95,126
Loss from sale of discontinued operations	—	—	—	(629)	(629)

Net income	$12,038	$15,962	$14,897	$51,600	$94,497

Net income per common share	$0.03	$0.04	$0.04	$0.14	$0.26

        See notes 3 and 10 above for discussions regarding non-routine quarterly activity.