Form 10-Q
period 2015-03-31
CROWN MEDIA HOLDINGS INC
filed 2015-05-01
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 28, 2015, the number of shares of Class A Common Stock, $0.01 par value per share, outstanding was 359,675,936.

In this Quarterly Report on Form 10-Q the terms “Crown Media Holdings,” the “Company,” “we,” “us” and “our” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC (“Crown Media United States”).

The name “Hallmark” and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated (“Hallmark Cards”).

Certain Terms

Certain terms used throughout this Annual Report on Form 10-Q are defined below.

2011 Refinancing	The July 14, 2011 transaction pursuant to which we issued the Term Loan and the Notes to repay certain obligations to Hallmark Cards.

Amendment No. 1	Amendment No. 1 to our Credit Agreement as executed March 29, 2013.

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

GAAP	Generally accepted accounting principles in the United States.

Hallmark Cards or Hallmark	Hallmark Cards, Incorporated, our ultimate parent.

Hallmark Channel	A 24-hour cable television destination for family-friendly programming and a leader in the production of original movies.

Hallmark Movies and Mysteries

A 24-hour cable television destination dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family, featuring a mix of original movies and series of the mystery genre, in addition to classic theatrical films, and Hallmark Hall of Fame movie presentations.

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards and Crown Media Holdings’ immediate parent.

Network or Networks	Hallmark Channel or Hallmark Movies and Mysteries, individually or collectively, as the context requires.

Nielsen	Nielsen Media Research or The Nielsen Company, an information and measurement company that provides television ratings, media measurements and other marketing and consumer information.

Notes	$300.0 million of 10.5% senior unsecured notes due in 2019 issued by us in connection with the 2011 Refinancing.

Scatter Market	The period after the close of the Upfront Season during which advertising is sold in close proximity to its air date.

Subscriber	A household that receives, on a full- or part-time basis, a Network as part of a program package or a program tier of a distributor.

Term Loan	The $210.0 million senior secured term loan issued pursuant to the Credit Agreement on July 14, 2011, as amended March 29, 2013.

Upfront Season

The period of time (usually during the month of May) when advertisers commit to a certain volume of advertising for the fourth quarter of the same year and the first three quarters of the following year.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of March 31,
	2014	2015
ASSETS
Cash and cash equivalents	$60,888	$64,254
Accounts receivable, less allowance for doubtful accounts of $265 and $394, respectively	118,277	99,639
Programming rights	85,950	89,404
Prepaid programming rights	33,844	34,516
Deferred tax assets, net	46,900	46,900
Prepaid and other assets	3,459	3,436
Total current assets	349,318	338,149
Programming rights	221,664	238,706
Prepaid programming rights	5,938	2,958
Property and equipment, net	10,763	10,054
Deferred tax assets, net	147,468	137,310
Debt issuance costs, net	7,878	7,454
Prepaid and other assets	5,051	4,915
Goodwill	314,033	314,033
Total assets	$1,062,113	$1,053,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$29,588	$22,461
Audience deficiency reserve liability	5,926	6,118
Programming rights payable	66,726	72,453
Payables to Hallmark Cards affiliates	150	195
Interest payable	13,079	5,950
Current maturities of long-term debt	20,000	—
Total current liabilities	135,469	107,177
Accrued liabilities	17,629	19,137
Programming rights payable	45,676	45,319
Long-term debt, net of current maturities	369,701	369,802
Total liabilities	568,475	541,435
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2014 and March 31, 2015	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated deficit	(1,572,777)	(1,554,271)
Total stockholders’ equity	493,638	512,144
Total liabilities and stockholders’ equity	$1,062,113	$1,053,579

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2015
Revenue:
Advertising	$68,526	$78,378
Advertising by Hallmark Cards	855	759
Subscriber fees	21,014	20,896
Other revenue	280	479
Total revenue, net	90,675	100,512
Cost of Services:
Programming costs
Non-affiliates	39,313	33,818
Hallmark Cards affiliate	848	940
Other costs of services	3,568	4,585
Total cost of services	43,729	39,343
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	16,001	17,442
Marketing expense	1,149	4,608
Depreciation and amortization expense	508	679
Income from operations before income tax expense	29,288	38,440
Interest income	—	48
Interest expense	(10,311)	(9,137)
Income before income tax expense	18,977	29,351
Income tax expense	(6,939)	(10,845)
Net income and comprehensive income	$12,038	$18,506
Weighted average number of common shares outstanding, basic and diluted	359,676	359,676
Net income per common share, basic and diluted	$0.03	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,038	$18,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,734	36,515
Provision for allowance for doubtful accounts	5	130
Income tax expense	6,554	10,251
Non-cash compensation	30	—
Loss on sale of property and equipment	—	8
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,103	18,507
Additions to programming rights	(79,491)	(55,254)
(Increase) decrease in prepaid and other assets	(3,801)	1,995
Increase (decrease) in accounts payable, accrued and other liabilities	4,653	(4,945)
Decrease in interest payable	(7,879)	(7,174)
Increase in programming rights payable	14,617	5,370
Increase in payables to Hallmark Cards affiliates	6	—
Net cash provided by operating activities	4,569	23,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(165)	(201)
Disposal of property and equipment	—	5
Net cash used in investing activities	(165)	(196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Term Loan	(25,000)	(20,000)
Principal payments on capital lease obligations	(320)	(347)
Net cash used in financing activities	(25,320)	(20,347)
Net (decrease) increase in cash and cash equivalents	(20,916)	3,366
Cash and cash equivalents, beginning of period	63,750	60,888
Cash and cash equivalents, end of period	$42,834	$64,254

Supplemental disclosure of cash and non-cash activities:
Interest paid	$17,639	$15,815
Income taxes paid	$39	$109
Capital expenditures included in accounts payable and accrued liabilities	$334	$137

See accompanying notes to unaudited condensed consolidated financial statements.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2015

1. Business and Organization

Crown Media Holdings through its wholly owned subsidiary Crown Media United States, LLC (“Crown Media United States”) owns and operates pay television networks dedicated to high quality, entertainment programming for adults and families in the United States. Majority ownership of the Company is held by Hallmark Cards through its subsidiaries HCC and Hallmark Cards GmbH.

The Company’s continuing operations are currently organized into one operating segment, the Networks.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim unaudited condensed consolidated statements of operations and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Crown Media Holdings and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event may be required.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets and other long-lived assets, the net realizable value of programming rights, the fair value of film assets, legal contingencies, indemnifications, barter transactions, audience deficiency reserve obligations and assumptions used in the calculation of income taxes and related valuation allowance, among others.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, the financial condition of specific customers and collection trends. The Company’s bad debt expense was $5,000 and $130,000 for the three months ended March 31, 2014 and 2015, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value of the advertising spots conveyed when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered. The Company recognized $501,000 and $982,000 in barter advertising revenue during the three months ended March 31, 2014 and 2015, respectively. The Company recognized $447,000 and $881,000 in barter expense included in programming costs on the unaudited condensed consolidated statements of operations during the three months ended March 31, 2014 and 2015, respectively.

Film Assets Included in Long Term Programming Rights

The Company amortizes its film assets using the individual-film-forecast-computation method. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated ultimate future revenues.

On a quarterly basis, the Company assesses whether events or circumstances have changed indicating that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeds its fair value, the film asset is written-down to its estimated fair value.

The Company reviews its estimates of ultimate future revenues and participation costs as of each reporting date to reflect currently available information. Estimated ultimate future revenues are based on sales plans and other factors, all of which require significant judgment and estimation by management. Differences between amortization expense determined using the new estimates and any amounts previously expensed during that current fiscal year are charged or credited to the statement of operations in the period in which the estimates are revised.

Deferred Revenue

Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2014 and March 31, 2015, are $2.9 million and $2.4 million, respectively, of deferred revenue. Further, $5.9 million and $7.6 million, respectively, are included in the long-term portion of accrued liabilities as of December 31, 2014 and March 31, 2015.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance which defines fair value, establishes a framework for measuring fair value and specifies disclosures about fair value measurements. The Company determines fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Concentration of Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off balance sheet financial instruments with risk of accounting losses.

Five of the Company’s distributors individually accounted for more than 10% of the Company’s consolidated subscriber revenue and collectively accounted for 88% and 87% of the Company’s consolidated subscriber revenue during both the three months ended March 31, 2014 and 2015.  Two of the Company’s distributors individually accounted for approximately 15% or more of the Company’s consolidated subscribers and collectively accounted for 45% of the Company’s subscribers during each of the three months ended March 31, 2014 and 2015. The loss of one of these distributors could have a significant impact on the Company’s operations.

Four of the Company’s programming content providers individually accounted for more than 10% of the Company’s total programming rights payable and collectively accounted for 74% and 67% of the consolidated programming rights payable as of March 31, 2014 and 2015, respectively. The loss of one of these program content providers could have a significant impact on the Company’s operations.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This accounting standards update is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of accounting standards update ASU No. 2014-09 on its financial position and results of operations.

In January 2015, the FASB issued new accounting rules that remove the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net of tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules will be effective for the Company in the first quarter of 2016. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial position and results of operations, although it will change the financial statement classification of its debt issuance costs. As of March 31, 2015, $7.5 million of debt issuance costs were included in total assets in the Company’s accompanying condensed consolidated balance sheet. Under the new guidance, the debt issuance costs would reduce its total debt.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of March 31,
	2014	2015
	(In thousands)
Programming rights—non-affiliates
Acquired programming
Licensed for less than 12 years	$298,731	$309,583
Original programming
Licensed for less than 12 years	200,760	213,509
Licensed for 12 years or longer	62,585	75,470
Owned	43,271	48,835
Programming rights—Hallmark Cards affiliates
Licensed for less than 12 years	25,694	25,694
Programming rights, at cost	631,041	673,091
Accumulated amortization	(325,046)	(351,693)
Programming rights available for broadcast	305,995	321,398
Owned programming in development	1,619	6,712
Programming rights, net	$307,614	$328,110

In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future value. In such instances, the Company shortens the estimated remaining life of the asset often to zero, thereby accelerating amortization of the remaining net book value. During the three months ended March 31, 2014 and 2015, such changes in estimates resulted in additional amortization of programming rights of $7,000 and $0, respectively.

At December 31, 2014 and March 31, 2015, $39.8 million and $37.5 million, respectively, of programming rights were included in prepaid programming rights in the accompanying unaudited condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of March 31,
	2014	2015
	(In thousands)
Programming rights payable—non-affiliates
Acquired programming	$88,856	$92,290
Original programming	9,923	12,482
Programming rights payable—Hallmark Cards affiliates	13,623	13,000
Total programming rights payable	112,402	117,772
Less current maturities	(66,726)	(72,453)
Long-term programming rights payable	$45,676	$45,319

4. Revolving Credit Facility, Term Loan, and the Notes

Credit Facility and Term Loan

The Company has an amended credit facility with a lender syndicate that provides for a $210.0 million Term Loan and a $30.0 million revolving credit facility.  The amended revolving credit facility matures on January 14, 2018. At December 31, 2014, and March 31, 2015, the Company had no outstanding borrowings under the revolving credit facility.

The amended credit agreement contains a number of affirmative and negative covenants.  The Company was in compliance with these covenants as of March 31, 2015.

At December 31, 2014, and March 31, 2015, the outstanding balance under the Term Loan, net of unamortized discount, was $118.2 million and $98.3 million, respectively. The Company made principal payments of $25.0 million and $20.0 million under the Term Loan during the three months ended March 31, 2014 and 2015, respectively.

Interest expense under the Term Loan was $1.8 million and $1.5 million for the three months ended March 31, 2014 and 2015, respectively. The effective interest rate was approximately 4.97% and 5.25% during the three months ended March 31, 2014 and March 31, 2015, respectively. The weighted average nominal interest rate was approximately 4.05% during each of the three-month periods ended March 31, 2014 and March 31, 2015.

Interest expense under the revolving credit facility for both the three months ended March 31, 2014 and 2015, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2014, and March 31, 2015. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three-month periods ended March 31, 2014 and 2015, was $37,000.

The Notes

The Company was in compliance with its covenants related to the Notes as of March 31, 2015.

Interest expense under the Notes was $8.1 million and $7.3 million for the three months ended March 31, 2014 and 2015, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during both the three months ended March 31, 2014 and 2015.

Debt Service Requirements

Debt service requirements, including estimated future interest, for each of the five years subsequent to March 31, 2015 and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5

Notes, due July 15, 2019	$399,789	$28,508	$28,508	$28,508	$28,508	$285,757
Term Loan, due July 14, 2018	112,933	4,052	4,041	4,041	100,799	—
	$512,722	$32,560	$32,549	$32,549	$129,307	$285,757

Guarantees

Because Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, as well as joint and several. There are no subsidiaries of Crown Media Holdings that are not subsidiary guarantors.  With certain exceptions described in the Form 10-K for the year ended December 31, 2014, the Indenture and the amended credit agreement impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

5. Related Party Transactions

State Tax Sharing Agreements

During 2014, the Company reimbursed Hallmark Cards approximately $385,000 with respect to the state tax sharing agreement with Hallmark Cards for the 2013 tax year. For the tax year ended December 31, 2014, it is estimated that the Company will owe Hallmark Cards approximately $75,000 with respect to the state tax sharing agreement, which will be paid during 2015. This amount will be payable two days prior to the due date of the state tax returns. For the three months ended March 31, 2015, it is estimated that the Company will owe Hallmark Cards approximately $52,000 with respect to the state tax sharing agreement, which will be paid during 2016.

The state tax sharing agreement will continue to apply as long as the Company is included in Hallmark Cards’ consolidated or combined returns. The Company expects it will continue to be included in Hallmark Cards’ consolidated or combined returns for certain states.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health, safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each month. Fees for Hallmark Cards’ services were $342,000 for 2014 and are expected to be $389,000 for 2015.

At December 31, 2014 and March 31, 2015, the Company’s payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $150,000 and $195,000, respectively, the balances of which were comprised of taxes.

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

Effective October 1, 2014, Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of “Hallmark Hall of Fame” movies produced from 2014 through 2016, for exhibition on Hallmark Channel and Hallmark Movies and Mysteries. These titles are licensed for ten-year windows, with windows commencing at times as agreed to by the parties. The license fee for these movies is $660,000 per movie and is payable in equal yearly installments over the license term.

Effective July 6, 2013, the Company and Hallmark Cards extended their July 6, 2011 agreement for another year, whereby Hallmark Cards purchased advertising time from the Company and provided one-week, limited play licenses for each of two new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year. The Company recognized advertising revenue of approximately $2.1 million as it fulfilled its advertising obligation to Hallmark Cards.

Effective September 12, 2014, the Company entered into an agreement with Hallmark Cards whereby Hallmark Cards has and will continue to purchase advertising time from the Company and has and will continue to provide exclusive premier rights to the two new “Hallmark Hall of Fame” two-hour movies, which have been produced. Additionally, the Company has exclusive rights to broadcast two “Hallmark Hall of Fame” two-hour movies, which have premiered in a previous year. The Company will receive a total payment from Hallmark Cards of $3.0 million under this agreement in connection with Hallmark Cards’ advertising on Hallmark Channel. The Company recognized advertising revenue of approximately $3.4 million as it fulfilled its advertising obligations to Hallmark Cards. As of March 31, 2015, three movies have aired on Hallmark Channel.

Hallmark Cards owed the Company $978,000 at March 31, 2015, for marketing fees surrounding the Hallmark Hall of Fame movie that aired in January 2015 that the Company paid on Hallmark Cards’ behalf.

Northpole

The Company has produced Northpole, a Hallmark Channel original holiday movie, which premiered during the 2014 holiday season. It was the first full-length, two-hour original holiday movie produced by Hallmark Channel based on Hallmark Cards’ intellectual property. Costs in the amount of $6.6 million related to this movie have been capitalized and are included in long term programming rights on the unaudited condensed consolidated balance sheets at both December 31, 2014 and March 31, 2015. The Company recognized licensing revenue of approximately $900,000 related to a merchandising rights agreement during the year ended December 31, 2014, and $0 for the three months ended March 31, 2015.

Northpole II

The Company is producing Northpole II, a Hallmark Channel original holiday movie, which will premier during the 2015 holiday season. It will be the second full-length, two-hour original holiday movie being produced by Hallmark Channel based on Hallmark Cards’ intellectual property. Costs in the amount of $5.4 million related to this movie have been capitalized and are included in long term programming rights on the unaudited condensed consolidated balance sheet at March 31, 2015. The Company anticipates similar merchandising rights agreements in the future.

Trademark Agreement with Hallmark Cards

Crown Media United States has a trademark license agreement with Hallmark Licensing, LLC, an affiliate of Hallmark Cards, for use of the “Hallmark” mark for Hallmark Channel and for Hallmark Movies and Mysteries. The

agreement terminates upon the earlier of (i) July 14, 2019 and (ii) the later of (x) the expiration or termination of the amended credit agreement and (y) the redemption of all of the Notes, subject to any earlier termination of such license agreements pursuant to the respective terms of such license agreements.

The Company is not required to pay any royalty fees under the trademark license agreements. Accordingly, no amounts have been reflected in the accompanying unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of operations of the Company for these licenses.

Under the license agreement, the Company would be in default if it (i) failed to make any payment due under any loan agreement within five days of its due date or (ii) receive an opinion from its auditors that expresses their doubt with respect to the Company’s ability to continue as a going concern.

6. Long Term Incentive Plan

Employee

The Company grants incentive awards pursuant to the 2012 Long Term Incentive Plan (the “2012 Plan”). For awards granted in 2012 through 2015, the target amount of an award granted was based on a percentage of each employee’s annual base salary ranging from 18% to 85%. Each award is comprised of a Performance Award and an Employment Award. For awards granted in 2010 through 2012, the Performance Award and the Employment Award each constituted half of the award. For awards granted in 2013 through 2015, the Performance Award constituted 60% of the award and the Employment Award constituted 40% of the award. The Performance Award is based on the Company’s achievement of a predetermined cash flow goal (cash flow before interest, taxes and dividends and long term incentive expense and equity based compensation and debt repayment) and an adjusted EBITDA goal (before long term incentive expense and equity based compensation) over a three year performance period.

Each of the 40% Employment Awards are subject to continued employment and each of the 60% Performance Awards are subject to the Company’s achievement of financial performance criteria. Each award will be settled in cash and is subject to earlier pro rata settlement as provided in the 2012 Plan.

Changes in the employee long term incentive plan account are as follows:

	Granted Incentive
	Compensation Range		Vesting Date		Settlement (in thousands)
Grant	Low	High	Employment	Performance	Employment Awards		Performance Awards
Date	Grant	Grant	Awards	Awards	Date	Amount	Date	Amount
4/25/2011	$23,000	$550,000	8/31/2013	12/31/2013	9/6/2013	$1,452	3/14/2014	$1,551
3/1/2012	$22,000	$652,000	8/31/2014	12/31/2014	9/5/2014	$1,509	3/6/2015	$1,938
3/1/2013	$20,000	$680,000	12/31/2015	12/31/2015	N/A	$—	N/A	$—
3/1/2014	$27,000	$707,000	12/31/2016	12/31/2016	N/A	$—	N/A	$—
3/1/2015	$29,000	$741,000	12/31/2017	12/31/2017	N/A	$—	N/A	$—

Independent Directors

The Company entered into agreements (“LTI Agreements”) granting incentive compensation to each director who is not an employee of the Company or Hallmark Cards or their respective subsidiaries subject to continued membership on the Company’s board and achievement of the financial performance criteria. Each award will be settled in cash and is subject to earlier pro rata settlement as provided in each LTI Agreement.

Changes in the independent director long term incentive plan account are as follows:

Grant			Settlement
Date	Grant Amount	Vesting Date	Date	Amount
8/17/2012	$50,000	12/31/2014	3/4/2015	$306,000
3/1/2013	$50,000	12/31/2015	N/A	$—
8/16/2013	$35,000	8/15/2014	8/19/2014	$262,000
3/1/2014	$50,000	12/31/2016	N/A	$—
3/1/2015	$50,000	12/31/2017	N/A	$—

Vesting

Vesting of the 2013, 2014 and 2015 performance awards under the LTI Agreements will be determined in accordance with the Company’s performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in each LTI Agreement.

In recognition of these LTI Agreements, the accompanying unaudited condensed consolidated statements of operations include $884,000 and $872,000 among selling, general and administrative expense for the three months ended March 31, 2014 and 2015, respectively. Additionally, the $5.9 million and $4.5 million liabilities for these agreements were included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets at December 31, 2014, and March 31, 2015, respectively.

7. Fair Value

The following table presents the carrying amounts (including interest) and estimated fair values (including interest) of the Company’s financial instruments at December 31, 2014 and March 31, 2015.

	December 31, 2014		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Term Loan and interest payable (Level 3)	$118,212	$115,975	$98,310	$97,603
The Notes and interest payable (Level 2)	284,569	309,256	277,442	293,435

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2014 and March 31, 2015, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2014 and March 31, 2015, the fair values of the Level 3 financial instruments were $116.0 million and $97.6 million, respectively. No transfers between levels occurred during 2014 and 2015.

Accounts payable and accrued liabilities and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. Interest rates on borrowings under the bank credit facility are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The credit spread on the debt is fixed, but the market rate will fluctuate. Only a significant change in the creditworthiness of the Company would impact the credit spread. The Company believes that there has not been a significant change in this regard since issuance.

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

International Residual and Participation Obligation

Accounts payable and accrued liabilities as of both December 31, 2014, and March 31, 2015, includes $1.5 million for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.  The Company’s actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

9.  Income Taxes

The Company files a separate-company federal tax return. In 2013 and 2014 the Company generated federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income was, and the Company expects it will continue to be, fully offset by net operating loss carryforwards (“NOLs”).  However, for federal AMT purposes, loss carryforwards used to offset the AMT income are subject to a 90% limitation.

In March 2014, the Company paid AMT of $38,000. During the three months ended March 31, 2014, the Company recognized AMT of $385,000 and this amount is included as a component of accrued liabilities on the accompanying consolidated balance sheet. In March 2015, the Company paid AMT of $61,000. During the three months ended March 31, 2015, the Company recognized an AMT obligation of $594,000 and this amount is included as a component of accrued liabilities on the accompanying unaudited condensed consolidated balance sheet.

At December 31, 2014, the Company had federal NOLs of $447.3 million and various state NOLs. The Company maintains a $3.4 million valuation allowance against net deferred tax assets, which are comprised of state NOLs that the Company does not anticipate being able to realize. The federal NOLs will expire between 2019 and 2021, and the state NOLs will expire between 2016 and 2032.

At both December 31, 2014, and March 31, 2015, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2014, and March 31, 2015, there is no accrued interest related to uncertain tax positions.

By virtue of its previous inclusion in Hallmark Cards consolidated tax group, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003. Further, NOLs are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute of limitations.  The amount subject to disallowance is limited to the NOL utilized.  Accordingly, the Company is subject to examination for NOLs generated prior to March 11, 2003 as those NOLs are utilized in future tax returns.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 in this Quarterly Report on Form 10-Q.  The following analysis contains forward-looking statements about our future revenue, operating results and expectations. See ‘‘Risk Factors and Forward Looking Statements’’ below for a discussion of the risks, assumptions and uncertainties affecting these statements.

Description of Business and Overview

Current Business

We own and operate pay television Networks, each of which is dedicated to high quality entertainment programming for families. Hallmark Channel features popular television series such as Golden Girls, The Middle and Frasier as well as original series such as Cedar Cove, When Calls the Heart and Good Witch, and movies with compelling stories and internationally recognized stars. It also features “lifestyle” programming such as the two hour weekday series, Home and Family. We rebranded Hallmark Movie Channel to Hallmark Movies and Mysteries in September 2014 to give the Network a distinctly different identity and programming lineup than that of Hallmark Channel. Prior to the rebranding, the Channel offered original movies, classic theatrical films and movies from the award winning Hallmark Hall of Fame collection. Hallmark Movies and Mysteries emphasizes programming of the mystery genre, including original movies, movie franchises and series, while continuing to offer the content previously provided under the Hallmark Movie Channel brand. Consistent with the Hallmark brand, both Networks are preeminent sources of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Reaching 85.1 million subscribers as of March 2015, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movies and Mysteries is one of the fastest-growing cable networks, reaching more than 56.0 million subscribers as of March 2015.

We believe that we have established these Networks as destinations for viewers seeking outstanding family entertainment and as attractive outlets for advertisers seeking to target these viewers.

Programming acquired from third parties is an important component of our Networks as we continually develop and refine our programming strategy. This programming includes original series and movies produced specifically for us by a variety of experienced television production companies and theatrical movies and “off network” television series licensed to us by major studios and distributors. Our agreements for original series and movies typically provide for exclusive rights in the United States in all media for periods ranging from eight years to perpetuity. Our license agreements for theatrical films and off network programming usually give us more limited rights for license periods of five or more years to exhibit the programming on our Networks. From time to time, we also exhibit excerpts of certain programming on our website.

We also established Crown Media Productions as our in-house production company aimed at increasing the production of original content for multiple platforms. During 2015, Crown Media Productions will produce up to six movies for which we will fund all production costs, own all worldwide rights and fully control the creative and production process. These movies, along with the many other original movies and series which we have commissioned over the years and to which we hold exclusive rights in all media, are a valuable asset for us.  They will give us the opportunity to meaningfully participate in and profit from new distribution technologies as they develop.

Hallmark Channel and Hallmark Movies and Mysteries are currently distributed to approximately 82% and 54%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,200 cable, satellite and other pay television distribution systems and (b) Hallmark Movies and Mysteries through approximately 3,878 such systems.

Five of our distributors each accounted for more than 10%, and together accounted for a total of 87%, of our consolidated subscriber revenue for the three months ended March 31, 2015.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2015, and together accounted for 45% of our consolidated subscribers on that date. Four of our programming content providers each accounted for more than 10% of our total programming rights payable for the three months ended March 31, 2015, and together accounted for a total of 67% of the consolidated programming rights payable during that time period.

We view a “subscriber” as a household that receives, on a full or part-time basis, a Network as part of a program package or a program tier of a distributor. We determine our Hallmark Channel and Hallmark Movies and Mysteries subscribers from subscriber numbers reported by Nielsen. Subscribers include both viewers who pay a monthly fee for the tier programming and so called “promotional” subscribers who are given free access to the tier by the distributor for a limited time.

We license the trademark “Hallmark” for use on our Networks pursuant to trademark license agreements with a subsidiary of Hallmark Cards. We believe that the use of this trademark is important for our Networks due to the substantial name recognition and favorable characteristics associated with the name.

Current Challenges

We face numerous operating challenges. Among such challenges are increasing viewership ratings, maintaining and increasing advertising revenue, maintaining and expanding the distribution of the Networks, broadening viewership demographics to meet our target audience, and controlling costs and expenses.

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to: (i) acquire the broadcast rights for and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel’s highest ratings. We have typically incurred additional marketing and promotional expenses to help drive higher ratings for original programming such as for the series Cedar Cove in 2013 and 2014, When Calls the Heart and Signed, Sealed, Delivered in 2014 and Good Witch in 2015. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Advertising Revenue

During the three months ended March 31, 2015, CPMs for commitments in the 2014/2015 Scatter Market for Hallmark Channel were 36% greater than the CPMs for commitments during the 2014/2015 Upfront Season and were 4% higher than achieved during the three months ended March 31, 2014 during the 2013/2014 Scatter Market. During the three months ended March 31, 2015, CPMs for commitments in the 2014/2015 Scatter Market for Hallmark Movies and Mysteries were 33% greater than the CPMs for commitments during the 2014/2015 Upfront Season and 8% less than achieved during the three months ended March 31, 2014 during the 2013/2014 Scatter Market. The Scatter Marketplace was strong, with volume up significantly on both Networks. Hallmark Channel reflected CPM growth as compared to last year Scatter while Hallmark Movies and Mysteries was down slightly due to high volume.

Our direct response rates for Hallmark Channel during the three months ended March 31, 2015, were 18% higher than those during the three months ended March 31, 2014. Our direct response rates for Hallmark Movies and Mysteries during the three months ended March 31, 2015, were 28% higher than those during the three months ended March 31, 2014. The increased scatter volume place pressure on the direct response inventory.  This, coupled with a strong market, led to increase rates on both Networks.

During the 2013/2014 and the 2014/2015 Upfront Seasons, we entered into agreements with major advertising firms covering approximately 44% and 41% of our advertising inventory, respectively, for Hallmark Channel.  Advertising inventory units committed during the 2014/2015 Upfront Season for Hallmark Channel were at CPMs 2% higher than the CPMs for those committed during the 2013/2014 Upfront Season, reflecting, in part, increases in rates related to our lifestyle programming block. We are selling the balance of our 2014/2015 broadcast season inventory in the Scatter Market.

During the 2013/2014 and the 2014/2015 Upfront Seasons, Hallmark Movies and Mysteries entered into advertising commitments for approximately 32% and 30% of its advertising inventory, respectively. Advertising inventory units committed during the 2014/2015 Upfront Season for Hallmark Movies and Mysteries were at CPMs consistent with the CPMs for those committed during the 2013/2014 Upfront Season.

Each advertiser with an upfront contract has the option to terminate its contract, as well as an option to expand its commitment. During the three months ended March 31, 2014 and 2015, Hallmark Channel experienced cancellation rates of approximately 10% and 13%, respectively. During each of the three months ended March 31, 2014 and 2015, Hallmark Movies and Mysteries experienced cancellation rates of approximately 6%.

Distribution Agreements

Distribution agreements with multiple systems operators are important as they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long-term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from December 2015 through December 2032.

Viewers today have many low cost alternatives outside of the traditional linear cable channels to gain access to programming content. Businesses of most networks, including Hallmark Channel and Hallmark Movies and Mysteries, are threatened as “cord cutters” (i.e., viewers dropping traditional cable and satellite services to instead receive their programming over the internet from over-the-top services, such as SlingTV, Hulu and Netflix) and “cord shavers” (i.e., viewers scaling back the cost of traditional cable packages by opting for less expensive packages) increase.

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 93 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen, at March 31, 2015, Hallmark Channel and Hallmark Movies and Mysteries were distributed to 85.1 million subscribers and 56.0 million subscribers, respectively.

Demographics

Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

Our target viewer demographics for Hallmark Channel and Hallmark Movies and Mysteries are adults aged 25 to 54 and women aged 25 to 54.  The average viewing age for Hallmark Channel was 59.3 and 59.5 for the first quarter ended March 31, 2014 and 2015, respectively. The average viewing age for Hallmark Movies and Mysteries was 65.0 for both of the first quarters ended March 31, 2014 and 2015. We believe we need to draw in viewers in our target demographic in order to achieve our revenue goals.

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

We have advertising sales offices in New York, Los Angeles, Chicago and Atlanta. In addition, we have made significant investments in programming, research, marketing and promotions, all specifically designed to support the sale of advertising time on our Networks.

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

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Critical Accounting Policies, Judgments and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014.

Effects of Transactions with Related and Certain Other Parties

We have entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, and an administrative services agreement.  A summary of the terms and financial impact of these transactions is described in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2014 and in the footnotes to the financial statements included in this Quarterly Report on Form 10-Q.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical unaudited condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected unaudited condensed consolidated statement of operations data for three months ended March 31, 2014 and 2015, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Percent
	2014	2015	Change
Revenue:
Advertising	$69,381	$79,137	14%
Subscriber fees	21,014	20,896	-1%
Other revenue	280	479	71%
Total revenue	90,675	100,512	11%
Cost of Services:
Programming costs	40,161	34,758	-13%
Operating costs	3,568	4,585	29%
Total cost of services	43,729	39,343	-10%
Selling, general and administrative expense	16,509	18,121	10%
Marketing expense	1,149	4,608	301%
Income before interest and income tax expense	29,288	38,440	31%
Interest expense	(10,311)	(9,089)	-12%
Income from continuing operations	18,977	29,351	55%
Income tax provision	(6,939)	(10,845)	56%
Net income	$12,038	$18,506	54%

Cash Flow Data:
Net cash provided by operating activities	$4,569	$23,909	423%
Net cash used in investing activities	$(165)	$(196)	19%
Net cash used in financing activities	$(25,320)	$(20,347)	-20%
Other Data (Unaudited):
HC day household ratings (1)(3)(4)	0.4	0.5	10%
HC primetime household ratings (2)(3)(4)	0.6	0.7	20%
HMM day household ratings (1)(3)(4)	0.4	0.4	9%
HMM primetime household ratings (2)(3)(4)	0.5	0.5	7%
HC day W25-54 ratings (1)(3)(4)	0.2	0.3	25%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	35%
HMM day W25-54 ratings (1)(3)(4)	0.1	0.1	13%
HMM primetime W25-54 ratings (2)(3)(4)	0.1	0.2	24%
HC subscribers at period end (4)	85,991	85,071	-1%
HMM subscribers at period end (4)	53,497	56,014	5%

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period December 30, 2013 through March 30, 2014, compared to December 29, 2014 through March 29, 2015.

(4)  “HC” represents Hallmark Channel and “HMM” represents Hallmark Movies & Mysteries. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2015

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $9.8 million or 11% from the first quarter of 2014 to the first quarter of 2015.

The $9.8 million or 14% increase in advertising revenue is due to audience growth and ratings increases across both Networks. Advertising revenue from Hallmark Movies and Mysteries was $16.1 million and $19.0 million for the three months ended March 31, 2014 and 2015, respectively.

Our subscriber fee revenue decreased $118,000 or 1% due to the decrease in Hallmark Channel subscribers.  Other revenue increased $199,000 or 71% primarily due to the $207,000 increase in revenue from licensing agreements with an independent content distributor.

Cost of services. Cost of services as a percent of revenue decreased from 48% during the three months ended March 31, 2014, to 39% during the three months ended March 31, 2015. This decrease results primarily from the effects of the 14% increase in advertising revenue discussed above and the 13% decrease in programming costs, discussed below.

Programming costs decreased $5.4 million or 13%, from the three months ended March 31, 2014, to the three months ended March 31, 2015, primarily due to the amortization of 100% of the twelve episodes of our original series, When Calls the Heart, during the first quarter of 2014 as compared to six episodes of our original series, Good Witch, during the first quarter of 2015. Operating costs increased $1.0 million from the three months ended March 31, 2014, to the three months ended March 31, 2015, due to increases in the costs of producing non-programming creative elements and bad debt expense. Bad debt expense increased from $5,000 during the first quarter of 2014 to $130,000 during the first quarter of 2015 due to a certain slow paying customer.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $1.6 million from the three months ended March 31, 2014, to the three months ended March 31, 2015, primarily due to an 8% increase in employee costs, a 12% increase in research costs and other nominal increases.

Marketing expense.  Our marketing expense increased $3.5 million, or 301%, from the first quarter of 2014 to the first quarter of 2015 primarily due to our tent pole marketing campaign surrounding our original series, Good Witch. We did not have a similar marketing campaign during the three months ended March 31, 2014.

Interest expense.  Interest expense decreased $1.2 million from the three months ended March 31, 2014 to the three months ended March 31, 2015.  Interest expense on the Term Loan was $1.8 million and $1.5 million for the quarters ended March 31, 2014 and 2015, respectively. Interest expense on our Notes was $8.1 million and $7.3 million for the quarters ended March 31, 2014 and 2015, respectively. The combined principal balances under the Term Loan and the Notes decreased $64.6 million from $454.3 million at December 31, 2013, to $389.7 million at December 31, 2014.

Income tax provision. Provision for income tax of $6.9 million and $10.8 million reflect corresponding effective tax rates of 36.6% and 36.9% for the three months ended March 31, 2014 and 2015, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash provided by operating activities was $4.6 million and $23.9 million for the three months ended March 31, 2014 and 2015, respectively. We had net income of $12.0 million for the three months ended March 31, 2014, as compared to $18.5 million for the three months ended March 31, 2015. Our depreciation and amortization expense for the three months ended March 31, 2015 decreased $5.2 million due to the amortization of 100% of the costs related to our original series When Calls the Heart during the first quarter of 2014.  We made interest payments of $1.6 million and $1.2 million, respectively, under the Term Loan for the three months ended March 31, 2014 and 2015. We made programming payments of $58.1 million and $44.7 million during the three months ended March 31, 2014 and 2015, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $165,000 and $196,000 during the three months ended March 31, 2014 and 2015, respectively.

Cash Flow from Financing Activities. Cash used in financing activities was $25.3 million and $20.3 million for the three months ended March 31, 2014 and 2015, respectively. We made principal payments on the Term Loan of $25.0 million and $20.0 million for the three months ended March 31, 2014 and 2015, respectively.

Principal Uses of Cash. Our management anticipates that the principal uses of cash during the twelve month period ending March 31, 2016 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, interest of approximately $32.6 million under the Term Loan and Notes, and such additional principal payments made from excess cash flows, as may become due under the Term Loan. We believe that cash on hand, cash generated by operations, and borrowing available under our credit facility, will be sufficient to fund our operations and enable us to meet our liquidity needs through March 31, 2016.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We may use a substantial portion of our free cash over the course of the next year to repurchase our outstanding Notes and/or to accelerate the repayment of our Term Loan. The amount of Notes we actually repurchase, if any, is dependent on market conditions and the amount of cash permitted for such repurchases under our outstanding credit facility. Among other methods for deleveraging, we entered into 10b5-1 trading plans, which enable us to regularly repurchase a certain amount of Notes under pre-determined terms and conditions. There can be no assurance that we will accelerate our Term Loan repayment. Furthermore, although we have repurchased Notes under a trading plan, there can be no assurance that we will repurchase any additional Notes through such plans or otherwise. Depending on market and other conditions, we may also consider refinancing our outstanding debt.

Credit Facility and Term Loan. On July 14, 2011, in connection with the 2011 Refinancing, we entered into the Credit Agreement for $240.0 million with a lender syndicate and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for the Term Loan, a seven year $210.0 million senior secured term loan facility, and the five year $30.0 million senior secured, super priority revolving credit facility referred to above. The Term Loan was issued at a discount of 1.0% or $2.1 million.

On March 29, 2013, we and the lender syndicate entered into Amendment No. 1 to the Credit Agreement. Among other things, the amendment served to: (i) significantly reduce the nominal interest rates applicable to principal and (ii) extend the maturity of the $30.0 million revolving credit facility.

Amendment No. 1 also served to modify the lender syndicate supporting the Term Loan. For financial reporting purposes, we treated the transaction as a modification, as the present value of the cash flows did not substantially change.

We incurred costs of approximately $1.8 million in connection with Amendment No. 1, of which: (i) $430,000, representing a 0.25% discount paid to all members of the lender syndicate, and (ii) $1.1 million of debt issuance costs paid to creditors have been capitalized with respect to the Term Loan and will be amortized along with previously unamortized amounts related to syndicate members.

Amendment No. 1 reduced our minimum rate on LIBOR borrowings under the Term Loan from 5.75% to 4.00% (the latter comprising a LIBOR floor of 1.00% plus an applicable rate of 3.00%). The LIBOR floor was reduced by 25 basis points and the applicable rate was reduced by 150 basis points. The July 14, 2018 maturity date for the Term Loan remains unchanged.

In September 2013, we made a voluntary principal payment of $15.0 million. As a result of making that payment, we are no longer required to make these principal payments due to our voluntary payment. We continue to be subject to requirements to remit additional principal payments in amounts equal to: (1) 50% of excess cash flow (as defined in the amended credit agreement) as determined annually, which percentage will be reduced to 25% if the consolidated leverage ratio (as defined in the amended Credit Agreement) is equal to or less than 4.25 to 1 but greater than 3.25 to 1, and 0% if the consolidated leverage ratio is equal to or less than 3.25 to 1; (2) 100% of net cash proceeds resulting from dispositions or casualty events if such proceeds have not been reinvested within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from issuance of debt or preferred stock not otherwise permitted by the amended Credit Agreement. At both December 31, 2014 and March 31, 2015, our consolidated leverage ratio was less than 3.25.

Under the amended Credit Agreement, the maturity date of the revolving credit facility was extended from July 14, 2016, to January 14, 2018. The interest rate applicable to future borrowings, if any, was reduced from LIBOR plus 3.5% to LIBOR plus 2.75%. At December 31, 2014 and March 31, 2015, we had no outstanding borrowings under the revolving credit facility.

The covenants in the amended credit agreement continue to limit our, and certain of our subsidiaries, ability to: (1) incur indebtedness; (2) create or permit liens on assets; (3) make certain dividends, stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with our affiliates; (7) dispose of substantially all of our assets; (8) merge or consolidate; (9) enter into new unrelated lines of businesses; and (10) enter into sale and leaseback transactions. The amended Credit Agreement also requires compliance with a maximum total leverage ratio test and a maximum total secured leverage ratio test, but permits, with certain limitations, certain equity contributions to be made to us to enhance our ability to comply with such ratio tests.

The amended Credit Agreement contains a number of affirmative and negative covenants. We were in compliance with these covenants as of March 31, 2015.

At December 31, 2014 and March 31, 2015, the outstanding balance under the Term Loan, net of unamortized discount, was $118.2 million and $98.3 million, respectively. We made principal payments of $25.0 million and $20.0 million under the Term Loan during the three months ended March 31, 2014 and 2015, respectively.

Interest expense under the Term Loan was $1.8 million and $1.5 million for the three months ended March 31, 2014 and 2015, respectively. The effective interest rate was approximately 4.97% and 5.25% during the three months ended March 31, 2014 and March 31, 2015, respectively. The weighted average nominal interest rate was approximately 4.05% during each of the three months ended March 31, 2014 and March 31, 2015.

Interest expense under the revolving credit facility for both the three months ended March 31, 2014 and 2015, was $0. One letter of credit was outstanding in the amount of $202,000 at both December 31, 2014, and March 31, 2015. Commitment fees on the revolving credit facility are payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for each of the three-month periods ended March 31, 2014 and 2015, was $37,000.

Senior Notes. On July 14, 2011, we issued the Notes in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes are guaranteed on a senior basis by each of our subsidiaries.

Commencing January 15, 2012, interest is payable each January 15th and July 15th. We are not required to make mandatory sinking fund payments with respect to the Notes.

The covenants in the related indenture (the “Indenture”) limit the our ability to, among other things: (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales, including by way of sale leaseback transactions; (5) provide subsidiary guarantees; (6) enter into transactions with affiliates; (7) incur liens; (8) make investments; and (9) merge or consolidate with any other person.

During any period in which the Notes have an investment grade rating from both Moody’s and S&P (at least Baa3 by Moody’s and BBB- by S&P), and no default has occurred and is continuing under the Indenture, we and our restricted subsidiaries will not be required to comply with the covenants in the Indenture that limit the ability to: (1) incur additional debt; (2) pay dividends or make other restricted payments; (3) purchase, redeem or retire capital stock or subordinated debt; (4) make asset sales; (5) provide subsidiary guarantees; and (6) enter into transactions with affiliates. We were in compliance with these covenants as of March 31, 2015.

Interest expense under the Notes was $8.1 million and $7.3 million for the three months ended March 31, 2014 and 2015, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended March 31, 2014 and 2015.

Guarantees. Because we have no independent assets or operations, the guarantees by our subsidiary guarantors are full and unconditional, as well as joint and several. All of our subsidiaries are subsidiary guarantors.  With certain exceptions described above, the Indenture and the amended Credit Agreement impose restrictions on the payment of dividends by us and our subsidiary guarantors.

Risk Factors and Forward-Looking Statements

The discussion set forth in this Quarterly Report on Form 10-Q contains statements concerning potential future events. Such forward-looking statements are based on assumptions by our management, as of the date of this Quarterly Report on Form 10-Q, including assumptions about risks and uncertainties we face. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” “plans” or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results, levels of activity, performance, or achievements could differ materially from those anticipated by such forward-looking statements.

Among the factors that could cause actual results to differ materially are those discussed in our filings with the SEC, including the Risk Factors stated in our Annual Report on Form 10-K for the year ended December 31, 2014. Such risk factors include, but are not limited to, the following:  competition for distribution of networks, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; our ability to renew our distribution agreements on favorable terms; our ability to protect our rights to intellectual property; fluctuations in demand for programming which we air on our Networks; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results.

Available Information

Our principal executive offices are located at 12700 Ventura Boulevard, Studio City, California 91604 and our telephone number is (818) 755 2400. We will make available free of charge through our website, www.hallmarkchannel.com, the 2014 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800 SEC 0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2015, our cash had a fair value of $64.3 million. The primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

We have not used derivative financial instruments for speculative purposes. As of March 31, 2015, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $64.3 million, or 6% of total assets, as of March 31, 2015. Our material liability subject to interest rate risk consisted of our Term Loan. The balance of this liability was $98.3 million, or 18% of total liabilities, as of March 31, 2015. Total net interest expense for the three months ended March 31, 2015, was $9.1 million, 9%, of our total revenue.  Our net interest expense for the Term Loan is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

Our variable rate Term Loan is subject to an interest rate floor of 1.0% and a margin of 3.0%.  Accordingly, if the relevant market interest rate had been 1% greater or lower, the effect on the Term Loan’s effective interest rate and resulting interest expense for the period would have been negligible.

Item 4.  Controls and Procedures.

a.  Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b.  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as we have updated such risk factors by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business is primarily focused on pay TV services, and we face competition from distributors of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Sony, Microsoft and Google that offer online services distributing movies, television shows and other video programming. In addition, traditional providers of video entertainment, including broadcasters and cable network operators, are increasing their Internet-based video offerings. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from video offerings available from unlicensed outlets including public file sharing websites and related technologies. With the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online platforms for users to stream and view on their personal computers, televisions and other devices. These online platforms may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us. Some of these companies have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices. These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could reduce our gross new subscriber activations and could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

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

10.1*

Amendment to Execute Employment Agreement dated February 18, 2015 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.)

31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	May 1, 2015
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	May 1, 2015
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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

10.1*

Amendment to Execute Employment Agreement dated February 18, 2015 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.)

31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensating plan or arrangement.