Form 10-Q
period 2015-06-30
CROWN MEDIA HOLDINGS INC
filed 2015-08-03
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 30, 2015, the number of shares of Class A Common Stock, $0.01 par value per share, outstanding was 359,675,936.

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

2011 Credit Agreement

Our Credit Agreement, dated as of July 14, 2011, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, which provides for the 2011 Term Loan the 2011 Revolver, as amended by Amendment No. 1.

2011 Refinancing	The July 14, 2011 transaction pursuant to which we issued the 2011 Term Loan and the Notes to repay certain obligations to Hallmark Cards.

2011 Revolver	The five year $30.0 million senior secured super-priority revolving credit facility issued pursuant to the 2011 Credit Agreement.

2011 Term Loan	The $210.0 million senior secured term loan issued pursuant to the 2011 Credit Agreement.

2015 Credit Agreement

Our 2015 Credit Agreement, dated as of June 25, 2015, with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, which provides for THE 2015 Term Loan and the 2015 Revolver.

2015 Refinancing	The June 25, 2015 transaction pursuant to which we issued the 2015 Term Loan and the 2015 Revolver, certain proceeds of which we used to repay the 2011 Term Loan and the Notes.

2015 Revolver	The five year $100 million senior secured revolving credit facility issued pursuant to the 2015 Credit Agreement.

2015 Term Loan	The five year $325 million senior secured term loan issued pursuant to the 2015 Credit Agreement.

Amendment No. 1	Amendment No. 1 to our 2011 Credit Agreement as executed March 29, 2013.

ADUs

Audience Deficiency Units, or units of advertising inventory that are made available to advertisers as fulfillment for past advertisements purchased by the advertiser that did not deliver the guaranteed viewership ratings. The liability for these units is called the audience deficiency reserve.

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

Indenture

The Indenture, dated as of July 14, 2011, among us, our subsidiaries party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, as supplemented by a Supplemental Indenture dated as of June 10, 2014.

Network or Networks	Hallmark Channel or Hallmark Movies and Mysteries, individually or collectively, as the context requires.

Nielsen	Nielsen Media Research or The Nielsen Company, an information and measurement company that provides television ratings, media measurements and other marketing and consumer information.

Notes	$300.0 million of 10.5% senior unsecured notes due in 2019 issued by us pursuant to the terms and conditions of the Indenture.

Scatter Market	The period after the close of the Upfront Season during which advertising is sold in close proximity to its air date.

Subscriber	A household that receives, on a full- or part-time basis, a Network as part of a program package or a program tier of a distributor.

Upfront Season

The period of time (usually during the month of May) when advertisers commit to a certain volume of advertising for the fourth quarter of the same year and the first three quarters of the following year.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of June 30,
	2014	2015
ASSETS
Cash and cash equivalents	$60,888	$72,710
Accounts receivable, less allowance for doubtful accounts of $265 and $598, respectively	118,277	107,081
Programming rights	85,950	86,569
Prepaid programming rights	33,844	31,783
Deferred tax assets, net	46,900	46,900
Prepaid and other assets	3,459	3,841
Total current assets	349,318	348,884
Long-term receivable	—	914
Programming rights	221,664	236,608
Prepaid programming rights	5,938	2,773
Property and equipment, net	10,763	9,376
Deferred tax assets, net	147,468	126,272
Debt transaction costs, net	227	3,091
Prepaid and other assets	5,051	4,506
Goodwill	314,033	314,033
Total assets	$1,054,462	$1,046,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$29,588	$22,908
Audience deficiency reserve liability	5,926	6,370
Programming rights payable	66,726	62,247
Payables to Hallmark Cards affiliates	150	221
Interest payable	13,079	13,089
Current maturities of long-term debt	20,000	4,063
Total current liabilities	135,469	108,898
Accrued liabilities	17,629	19,647
Programming rights payable	45,676	43,370
Long-term debt, net of current maturities	362,050	342,336
Total liabilities	560,824	514,251

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2014 and June 30, 2015	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated deficit	(1,572,777)	(1,534,209)
Total stockholders’ equity	493,638	532,206
Total liabilities and stockholders’ equity	$1,054,462	$1,046,457

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue:
Advertising	$74,956	$88,860	$143,482	$167,238
Advertising by Hallmark Cards	870	500	1,725	1,259
Subscriber fees	20,957	20,571	41,971	41,467
Other revenue	570	3,317	850	3,796
Total revenue, net	97,353	113,248	188,028	213,760
Cost of Services:
Programming costs
Non-affiliates	36,553	40,656	75,866	74,474
Hallmark Cards affiliates	918	755	1,766	1,695
Other costs of services	4,215	5,482	7,783	10,067
Total cost of services	41,686	46,893	85,415	86,236
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	16,111	19,185	32,112	36,627
Marketing expense	3,693	2,044	4,842	6,652
Depreciation and amortization expense	595	641	1,103	1,320
Income from operations before interest and income tax expense	35,268	44,485	64,556	82,925
Interest income	204	198	204	246
Interest expense	(9,995)	(8,947)	(20,306)	(18,084)
Loss on extinguishment of debt	—	(3,897)	—	(3,897)
Income from operations before income tax expense	25,477	31,839	44,454	61,190
Income tax expense	(9,515)	(11,777)	(16,454)	(22,622)
Net income and comprehensive income	$15,962	$20,062	$28,000	$38,568

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676	359,676
Net income per common share, basic and diluted	$0.04	$0.06	$0.08	$0.11

The accompanying notes are an integral part of these unaudited condensed consolidated statements of operations.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,000	$38,568
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	3,897
Depreciation and amortization	80,842	79,637
Provision for allowance for doubtful accounts	113	693
Income tax expense	15,541	21,393
Non-cash compensation	37	—
Loss on sale of property and equipment	—	8
Changes in operating assets and liabilities:
Decrease in accounts receivable	13,065	9,589
Additions to programming rights	(110,803)	(91,733)
(Increase) decrease in prepaid and other assets	(768)	4,477
Increase (decrease) in accounts payable, accrued and other liabilities	7,719	(2,120)
Decrease in interest payable	(4)	(69)
Increase (decrease) in programming rights payable	3,207	(6,786)
Increase in payables to Hallmark Cards affiliates	1	8
Net cash provided by operating activities	36,950	57,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,280)	(1,592)
Disposal of property and equipment	—	5
Net cash used in investing activities	(1,280)	(1,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the 2011 Term Loan	(25,000)	(119,637)
Issuance of the 2015 Term Loan	—	80,000
Transaction costs incurred for the 2015 Refinancing	—	(3,814)
Principal payments on capital lease obligations	(642)	(702)
Net cash used in financing activities	(25,642)	(44,153)
Net increase in cash and cash equivalents	10,028	11,822
Cash and cash equivalents, beginning of period	63,750	60,888
Cash and cash equivalents, end of period	$73,778	$72,710

Supplemental disclosure of cash and non-cash activities:
Interest paid	$19,186	$16,956
Income taxes paid	$1,279	$1,570
Capital expenditures included in accounts payable and accrued liabilities	$555	$1,450
Asset acquired through capital lease obligation	$21	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2014 and 2015

1. Business and Organization

Crown Media Holdings through its wholly owned subsidiary Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television networks dedicated to high quality, entertainment programming for adults and families in the United States. Majority ownership of the Company is held by Hallmark Cards through its subsidiaries HCC and Hallmark Cards GmbH.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, the financial condition of specific customers and collection trends. The Company’s bad debt expense was $108,000 and $563,000 for the three months ended June 30, 2014 and 2015, respectively. The Company’s bad debt expense was $113,000 and $693,000 for the six months ended June 30, 2014 and 2015, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value of the advertising spots conveyed when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered. The Company recognized $778,000 and $598,000 in barter advertising revenue during the three months ended June 30, 2014 and 2015, respectively. The Company recognized $1.3 million and $1.6 million in barter advertising revenue during the six months ended June 30, 2014 and 2015, respectively. The Company recognized $887,000 and $631,000 in barter expense included in programming costs on the unaudited condensed consolidated statements of operations during the three months ended June 30, 2014 and 2015, respectively. The Company recognized $1.3 million and $1.5 million in barter expense included in programming costs on the unaudited condensed consolidated statements of operations during the six months ended June 30, 2014 and 2015, respectively.

Film Assets Included in Long-Term Programming Rights

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

Deferred Revenue

Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2014 and June 30, 2015, are $2.9 million and $3.3 million, respectively, of deferred revenue. Further, $5.9 million and $7.1 million, respectively, are included in the long-term portion of accrued liabilities as of December 31, 2014 and June 30, 2015.

Transaction Costs

Transaction costs in the amount of $897,000 related to the 2015 Revolver are being deferred and presented as debt transaction costs on the accompanying unaudited condensed consolidated balance sheet and are being amortized ratably over the term of the 2015 Revolver. Transaction costs in the amount $718,000 related to the initial $80.0 million draw under the 2015 Term Loan have been presented as a direct deduction of the carrying amount of the 2015 Term Loan on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015. Transaction costs in the amount of $2.2 million related to the $245.0 million delayed draw under the 2015 Term Loan are presented as debt transaction costs on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015 and will be reclassified as a direct deduction of the carrying amount of the 2015 Term Loan on July 25, 2015.

The 2015 Term Loan transaction costs are being amortized using the effective interest method. The 2015 Revolver transaction costs are being amortized on a straight line basis over the term.

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

The Company does not have balance sheet items measured at fair value on a recurring basis. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill, promotion and placement fees, property and equipment, and owned programming and barter advertising revenue and programming.

Foreign Currency Translation

Foreign currency monetary items are stated in U.S. dollars, the Company’s functional currency, measured at exchange rates at the balance sheet date, with currency translation gains and losses recorded in income. Translation adjustment expense of $9,000 has been recorded both for the three and six months ended June 30, 2015.

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

Five of the Company’s distributors individually accounted for more than 10% of the Company’s consolidated subscriber revenue and collectively accounted for 88% and 87% of the Company’s consolidated subscriber revenue during the three months ended June 30, 2014 and 2015.  Two of the Company’s distributors individually accounted for approximately 15% or more of the Company’s consolidated subscribers and collectively accounted for 45% of the Company’s subscribers during each of the three months ended June 30, 2014 and 2015. The loss of one of these distributors could have a significant impact on the Company’s operations.

Five of the Company’s distributors individually accounted for more than 10% of the Company’s consolidated subscriber revenue and collectively accounted for 88% and 87% of the Company’s consolidated subscriber revenue during the six months ended June 30, 2014 and 2015.  Two of the Company’s distributors individually accounted for approximately 15% or more of the Company’s consolidated subscribers and collectively accounted for 45% of the Company’s subscribers during each of the six months ended June 30, 2014 and 2015. The loss of one of these distributors could have a significant impact on the Company’s operations

Four of the Company’s programming content providers individually accounted for more than 10% of the Company’s total programming rights payable and collectively accounted for 74% and 63% of the consolidated programming rights payable as of June 30, 2014 and 2015, respectively. The loss of one of these program content providers could have a significant impact on the Company’s operations.

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

Net deferred tax assets are recognized to the extent that management believes these assets will more likely than not be realized. In making such determination management considers all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event management subsequently determines that the Company would likely be able to realize deferred income tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded with a corresponding reduction in the provision for income taxes.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is in the process of assessing the impact of the adoption of accounting standards update ASU No. 2014-09 on its financial position and results of operations.

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

Adoption of Recent Accounting Principle

The Company historically presented debt issuance costs as assets on its unaudited accompanying condensed consolidated balance sheets. In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance requires retrospective application. In conjunction with the 2015 Refinancing, the Company early adopted this guidance beginning the second quarter ended June 30, 2015 and applied this guidance retrospectively to all prior periods presented in the Company’s accompanying condensed consolidated balance sheets.

The reclassification does not impact any prior amounts reported in the statements of operations or cash flows. The following table presents the effects of the retrospective application of this change in accounting principle on the Company’s accompanying condensed consolidated balance sheet as of December 31, 2014.

	As of December 31, 2014
	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted
	(In thousands)

Debt transaction costs, net	$7,878	$(7,651)	$227
Total assets	1,062,113	(7,651)	1,054,462
Long term debt, net of current maturities	369,701	(7,651)	362,050
Total liabilities	568,475	(7,651)	560,824
Total liabilities and stockholders’ equity	1,062,113	(7,651)	1,054,462

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of June 30,
	2014	2015
	(In thousands)
Programming rights—non-affiliates
Acquired programming
Licensed for less than 12 years	$298,731	$311,730
Original programming
Licensed for less than 12 years	200,760	222,722
Licensed for 12 years or longer	62,585	87,672
Owned	43,271	55,610
Programming rights—Hallmark Cards affiliates
Licensed for less than 12 years	25,694	25,694
Programming rights, at cost	631,041	703,428
Accumulated amortization	(325,046)	(387,616)
Programming rights available for broadcast	305,995	315,812
Owned programming in development	1,619	7,365
Programming rights, net	$307,614	$323,177

In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future value. In such instances, the Company shortens the estimated remaining life of the asset often to zero, thereby accelerating amortization of the remaining net book value. During the three months ended June 30, 2014 and 2015, such changes in estimates resulted in additional amortization of programming rights of $0 and $30,000, respectively. During the six months ended June 30, 2014 and 2015, such changes in estimates resulted in additional amortization of programming rights of $7,000 and $30,000, respectively.

At December 31, 2014 and June 30, 2015, $39.8 million and $34.6 million, respectively, of programming rights were included in prepaid programming rights in the accompanying unaudited condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of June 30,
	2014	2015
	(In thousands)
Programming rights payable—non-affiliates
Acquired programming	$88,856	$80,432
Original programming	9,923	12,808
Programming rights payable—Hallmark Cards affiliates	13,623	12,377
Total programming rights payable	112,402	105,617
Less current maturities	(66,726)	(62,247)
Long-term programming rights payable	$45,676	$43,370

4. Debt

2015 Credit Facility

On June 25, 2015, the Company used $80.0 million of proceeds under the 2015 Term Loan to repay the 2011 Term Loan.  Furthermore, on July 24, 2015, the Company funded the redemption of the Notes using the proceeds from the remaining $245.0 million under the 2015 Term Loan and $25.0 million under the 2015 Revolver along with cash on hand.

The 2015 Credit Agreement provides for the 2015 Term Loan, a five year $325.0 million senior secured term loan, the 2015 Revolver, a five year $100.0 million senior secured revolver, and the issuance of letters of credit and the provision of swingline loans under the 2015 Revolver, subject to a $15.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.  The Company’s subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations under the 2015 Credit Agreement.  The 2015 Credit Agreement is collateralized by a first priority interest in substantially all of the present and future assets of the Company and the Guarantors, other than their interests in the Hallmark trademarks and associated rights.

The Company must elect Eurodollar or base rate loans prior to borrowing. Eurodollar loans will bear interest at the adjusted LIBO rate (with that rate not to be deemed to be below 0.00%), plus an interest margin ranging from 1.50% to 2.25%, depending on the Company’s Consolidated Leverage Ratio (as defined in the 2015 Credit Agreement).  All base rate loans will bear interest at the alternate base rate (as defined in the 2015 Credit Agreement), plus an interest margin ranging from 0.50% to 1.25%, depending on the Company’s Consolidated Leverage Ratio.

Commitment fees are payable on the unused credit commitment at a rate ranging from 0.25% and 0.40%, depending on the Company’s Consolidated Leverage Ratio. The Company borrowed $80.0 million under the 2015 Term Loan on June 25, 2015, and intends to borrow the remaining $245.0 million on July 24, 2015 to fund the redemption of the Notes.

The Company is required to make prepayments under the 2015 Term Loan in amounts equal to (1) 50% of excess cash flow as defined in the 2015 Credit Agreement of the Company for the six months ending December 31, 2015, and for each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio is equal to or less than 3.00 to 1.00 but greater than 2.00 to 1.00, and 0% if the Consolidated Leverage Ratio is equal to or less than 2.00 to 1; (2) 100% of net cash proceeds of dispositions or casualty events if the Company has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from the issuance of indebtedness not otherwise permitted by the 2015 Credit Agreement.

The covenants in the 2015 Credit Agreement limit the ability of the Company and certain of its subsidiaries to, among other things: (1) incur indebtedness; (2) create or permit liens on assets; (3) pay certain dividends or make certain stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with its affiliates; (7) dispose of assets; (8) merge or consolidate; (9) enter into new unrelated lines of business; and (10) enter into sale and leaseback transactions. The 2015 Credit Agreement also requires compliance by the Company with a Consolidated Leverage Ratio test and a Consolidated Secured Leverage Ratio test (as defined in the 2015 Credit Agreement).

The Company was in compliance with its covenants under the 2015 Credit Agreement as of June 30, 2015.

The 2015 Term Loan was not in place during the year ended December 31, 2014. At June 30, 2015, the outstanding balance under the 2015 Term Loan, net of unamortized transaction costs, was $79.3 million. The Company did not make principal payments under the 2015 Term Loan during the three and six months ended June 30, 2015.

Interest expense under the 2015 Term Loan was $30,000 for the three months ended June 30, 2015. The effective interest rate was approximately 2.76% during the three months ended June 30, 2015. The weighted average nominal interest rate was approximately 2.09% during the three months ended June 30, 2015.

Interest expense under the 2015 Term Loan was $30,000 for the six months ended June 30, 2015. The effective interest rate was approximately 2.76% during the six months ended June 30, 2015. The weighted average nominal interest rate was approximately 2.09% during the six-month periods ended June 30, 2015.

The 2015 Revolver was not in place during the year ended December 31, 2014. Commitment fee expense for the three and six month periods ended June 30, 2015, was $5,000.

One letter of credit was issued in the amount of $909,000 on June 29, 2015.

2015 Refinancing

In June 2015, the Company repaid $99.6 million of principal under its 2011 Term Loan using cash on hand of $19.6 million and proceeds from the 2015 Term Loan of $80.0 million. In conjunction with this transaction, the Company recorded a charge of $2.7 million for debt issuance costs and $1.2 million original issue discount costs related to the 2011 Term Loan, which resulted in an aggregate pre-tax loss on extinguishment of debt of $3.9 million.

2011 Credit Facility

Pursuant to the 2011 Credit Agreement, the Company had the 2011 Term Loan and the 2011 Revolver. At December 31, 2014, the Company had no outstanding borrowings under the 2011 Revolver.

At December 31, 2014, the outstanding balance under the 2011 Term Loan, net of unamortized transaction costs, was $115.4 million. The Company made principal payments of $0 and $99.6 million under the 2011 Term Loan during the three months ended June 30, 2014 and 2015, respectively. The Company made principal payments of $25.0 million and $119.6 million under the 2011 Term Loan during the six months ended June 30, 2014 and 2015, respectively.

Interest expense under the 2011 Term Loan was $1.6 million and $1.2 million for the three months ended June 30, 2014 and 2015, respectively. The effective interest rate was approximately 5.04% and 5.41% during the three months ended June 30, 2014 and 2015, respectively. The weighted average nominal interest rate was approximately 4.06% and 4.01% during the three months ended June 30, 2014 and 2015, respectively.

Interest expense under the 2011 Term Loan was $3.4 million and $2.7 million for the six months ended June 30, 2014 and 2015, respectively. The effective interest rate was approximately 5.00% and 5.32% during the six months ended June 30, 2014 and 2015, respectively. The weighted average nominal interest rate was approximately 4.05% and 4.03% during each of the six-month periods ended June 30, 2014 and 2015.

Interest expense under the 2011 Revolver for both three months ended June 30, 2014 and 2015, was $0. Interest expense under the 2011 Revolver for both the six months ended June 30, 2014 and 2015, was $0. Under the 2011 Revolver, one letter of credit was outstanding in the amount of $202,000 at December 31, 2014. Commitment fees on the 2011 Revolver were payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the three-month periods ended June 30, 2014 and 2015, was $37,000 and $36,000, respectively. Commitment fee expense for the six-month periods ended June 30, 2014 and 2015, was $74,000 and $73,000, respectively.

The Notes

The Company was in compliance with its covenants under the Indenture as of June 30, 2015.

Interest expense under the Notes was $8.1 million and $7.3 million for the three months ended June 30, 2014 and 2015, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended June 30, 2014 and 2015.

Interest expense under the Notes was $16.2 million and $14.6 million for the six months ended June 30, 2014 and 2015, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the six months ended June 30, 2014 and 2015.

Debt Service Requirements

Debt service requirements, including estimated future interest and premium, for each of the five years subsequent to June 30, 2015 and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5

Notes, due July 24, 2015*	$300,724	$300,724	$—	$—	$—	$—
Term Loan, due June 25, 2020	87,549	2,678	5,622	6,038	7,929	65,282
	$388,273	$303,402	$5,622	$6,038	$7,929	$65,282

*The accelerated due date pursuant to the issuance of a notice of redemption on June 24, 2015; amount reflects principal of $271.5 million, premium of $14.3 million and interest of $14.9 million ($13.1 million of which was accrued at June 30, 2015).

Guarantees

Because Crown Media Holdings has no independent assets or operations, the guarantees by the Guarantors are full and unconditional, as well as joint and several. All subsidiaries of Crown Media Holdings are Guarantors.  The 2015 Credit Agreement imposes restrictions on the payment of dividends by Crown Media Holdings and the Guarantors.

5. Related Party Transactions

State Tax Sharing Agreements

During 2014, the Company reimbursed Hallmark Cards approximately $385,000 with respect to a state tax sharing agreement with Hallmark Cards for the 2013 tax year. For the tax year ended December 31, 2014, it is estimated that the Company will owe Hallmark Cards approximately $75,000 with respect to the state tax sharing agreement, which will be paid during 2015. This amount will be payable two days prior to the due date of the state tax returns. For the three months ended June 30, 2015, it is estimated that the Company will owe Hallmark Cards approximately $72,000 with respect to a state tax sharing agreement, which will be paid during 2016. For the six months ended June 30, 2015, it is estimated that the Company will owe Hallmark Cards approximately $124,000 with respect to a state tax sharing agreement, which will be paid during 2016.

The state tax sharing agreement will continue as long as the Company is included in Hallmark Cards’ consolidated or combined returns. The Company expects it will continue to be included in Hallmark Cards’ consolidated or combined returns for certain states.

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

At December 31, 2014 and June 30, 2015, the Company’s payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $150,000 and $221,000, respectively. The December 31, 2014, balance was comprised of taxes and the June 30, 2015, balance was comprised of $213,000 of taxes and $8,000 of intercompany expenses.

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

Effective July 6, 2013, the Company and Hallmark Cards extended their July 6, 2011 agreement for another year, whereby Hallmark Cards purchased advertising time from the Company and provided one-week, limited play licenses for each of two new “Hallmark Hall of Fame” two-hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year. The Company recognized advertising revenue of approximately $2.1 million as it fulfilled its advertising obligation to Hallmark Cards over the life of the agreement.

Effective September 12, 2014, the Company entered into an agreement with Hallmark Cards whereby Hallmark Cards has purchased advertising time from the Company and has provided exclusive premier rights to the two new “Hallmark Hall of Fame” two-hour movies. Additionally, the Company had exclusive rights to broadcast two “Hallmark Hall of Fame” two-hour movies, which had premiered in a previous year. The Company has received $3.0 million under this agreement in connection with Hallmark Cards’ advertising on Hallmark Channel. The Company recognized advertising revenue of approximately $3.8 million as it fulfilled its advertising obligations to Hallmark Cards over the life of the agreement. As of June 30, 2015, four movies have aired on Hallmark Channel.

The Company entered into a new agreement with Hallmark Cards dated July 28, 2015. Under such new agreement, Hallmark Cards has agreed to provide exclusive premier rights to a new holiday Hallmark Hall of Fame two-hour movie and to purchase advertising time from the Company for $2.3 million.

Northpole

The Company has produced Northpole, a Hallmark Channel original holiday movie, which premiered during the 2014 holiday season. It was the first full-length, two-hour original holiday movie produced by Hallmark Channel based on Hallmark Cards’ intellectual property. Costs in the amount of $6.6 million related to this movie have been capitalized and are included in long-term programming rights on the unaudited condensed consolidated balance sheets at both December 31, 2014 and June 30, 2015. The Company recognized licensing revenue of approximately $900,000 related to a merchandising rights agreement with Hallmark Cards during the year ended December 31, 2014, and $0 for both the three and six months ended June 30, 2015.

Northpole II

The Company has produced Northpole II, a Hallmark Channel original holiday movie, which will premier during the 2015 holiday season. It is the second full-length, two-hour original holiday movie produced by Hallmark Channel based on Hallmark Cards’

intellectual property. Costs in the amount of $6.0 million related to this movie have been capitalized and are included in long-term programming rights on the unaudited condensed consolidated balance sheet at June 30, 2015. Deferred revenue of approximately $855,000 related to a merchandising rights agreement with Hallmark Cards has been included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet at June 30, 2015.

Trademark Agreement with Hallmark Cards

Crown Media United States has a trademark license agreement with Hallmark Licensing, LLC (f/k/a Hallmark Licensing, Inc., “Hallmark Licensing”), an affiliate of Hallmark Cards, for use of the “Hallmark” mark for Hallmark Channel and for Hallmark Movies and Mysteries. The agreement terminates upon the earlier of (i) June 30, 2021 or (ii) the payment in full of all obligations, and terminations of all commitments, under the 2015 Credit Agreement.

The Company is not required to pay any royalty fees under the trademark license agreement. Accordingly, no amounts have been reflected in the accompanying unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of operations of the Company for these licenses.

Under the license agreement, the Company would be in default if it (i) fails to make any payment due under any loan agreement within five days of its due date or (ii) receives an opinion from its auditors that expresses their doubt with respect to the Company’s ability to continue as a going concern, among others.

6. Long Term Incentive Plan

Employee

The Company grants incentive awards pursuant to the 2012 Long Term Incentive Plan (the “2012 Plan”). For awards granted in 2012 through 2015, the target amount of an award granted was based on a percentage of each employee’s annual base salary ranging from 18% to 85%. Each award is comprised of a Performance Award and an Employment Award. For awards granted in 2010 through 2012, the Performance Award and the Employment Award each constituted half of the award. For awards granted in 2013 through 2015, the Performance Award constituted 60% of the award and the Employment Award constituted 40% of the award. The Performance Award is based on the Company’s achievement of a predetermined cash flow goal (cash flow before interest, taxes and long term incentive expense, and debt repayments) and an adjusted EBITDA goal (before long term incentive) over a three year performance period.

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

In recognition of these LTI Agreements, the accompanying unaudited condensed consolidated statements of operations include $1.0 million and $1.3 million among selling, general and administrative expense for the three months ended June 30, 2014 and 2015, respectively. In recognition of these LTI Agreements, the accompanying unaudited condensed consolidated statements of operations include $1.9 million and $2.2 million among selling, general and administrative expense for the six months ended June 30, 2014 and 2015, respectively. Additionally, the $5.9 million and $5.8 million liabilities for these agreements were included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets at December 31, 2014, and June 30, 2015, respectively.

7. Fair Value

The following table presents the carrying amounts (including interest) and estimated fair values (including interest) of the Company’s financial instruments at December 31, 2014 and June 30, 2015.

	December 31, 2014		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
2011Term Loan and interest payable (Level 3)	$115,367	$115,975	$—	$—
2015 Term Loan and interest payable (Level 3)	—	—	79,312	82,213
The Notes and interest payable (Level 2)	279,763	309,256	280,183	298,823

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2014 and June 30, 2015, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of its 2011 Term Loan and 2015 Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2014 and June 30, 2015, the fair values of the Level 3 financial instruments were $116.0 million and $82.3 million, respectively. No transfers between levels occurred during 2014 and 2015.

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

International Residual and Participation Obligation

Accounts payable and accrued liabilities as of both December 31, 2014, and June 30, 2015 include $1.6 million for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.  The Company’s actual cost of this obligation will depend on the actual internal usage or sales of these films by the buyer.

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

During the three months ended June 30, 2014, the Company paid AMT of $1.2 million. During the three months ended June 30, 2014, the Company recognized AMT of $528,000 and this amount is included as a component of accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. During the three months ended June 30, 2015, the Company paid AMT of $1.4 million. During the three months ended June 30, 2015, the Company recognized an AMT obligation of $635,000 and this amount is included as a component of accrued liabilities on the accompanying unaudited condensed consolidated balance sheet.

During the six months ended June 30, 2014, the Company paid AMT of $1.3 million. During the six months ended June 30, 2014, the Company recognized AMT of $913,000 and this amount is included as a component of accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. During the six months ended June 30, 2015, the Company paid AMT of $1.4 million. During the six months ended June 30, 2015, the Company recognized an AMT obligation of $1.2 million and this amount is included as a component of accrued liabilities on the accompanying unaudited condensed consolidated balance sheet.

At December 31, 2014, the Company had federal NOLs of $447.3 million and various state NOLs. The Company maintains a $3.4 million valuation allowance against net deferred tax assets, which are comprised of state NOLs that the Company does not anticipate being able to realize. The federal NOLs will expire between 2019 and 2021, and the state NOLs will expire between 2016 and 2032.

At both December 31, 2014, and June 30, 2015, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2014, and June 30, 2015, there is no accrued interest related to uncertain tax positions.

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

10.  Subsequent Events

Redemption of Notes

Pursuant to the terms and conditions of the Indenture, on June 25, 2015 the Company notified The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), of its intent to redeem 100% of its Notes that remain outstanding on July 24, 2015 (the “Redemption Date”) and requested that on June 25, 2015, the Trustee deliver to the holders of any outstanding Notes an irrevocable notice that, on the Redemption Date, the Company will redeem all of the then outstanding Notes. Outstanding Notes were redeemed at a redemption price of 105.250% of the principal amount thereof, plus accrued and unpaid interest, of approximately $286.5 million. Interest on the Notes ceased to accrue on the Redemption Date.

On July 24, 2015, the Company repurchased $271.5 million in principal amount of Notes for a price of $285.8 million and recorded a charge for the associated debt issuance costs of approximately $4.3 million, which resulted in an aggregate, pre-tax loss on extinguishment of debt of approximately $18.6 million. The Company borrowed $245.0 million under the 2015 Term Loan and $25.0 million under the 2015 Revolver and use cash on hand to redeem the outstanding Notes.

Amendment of New York Office Lease

On July 2, 2015, the Company amended its lease agreement for the New York office and extended the term through October 31, 2026.  Future minimum lease payments under the new lease are $18.9 million.

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

Reaching 84.3 million subscribers as of June 2015, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movies and Mysteries reaches more than 56.3 million subscribers as of June 2015.

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

We also established Crown Media Productions as our in-house production company aimed at increasing the production of original content for multiple platforms. During 2015, Crown Media Productions will produce up to six movies for which we will fund all production costs, own all worldwide rights and fully control the creative and production process. These movies, along with the many other original movies and series which we have commissioned over the years and to which we hold exclusive U.S. rights in all media, are a valuable asset for us.  They will give us the opportunity to meaningfully participate in and profit from new distribution technologies as they develop.

Hallmark Channel and Hallmark Movies and Mysteries are currently distributed to approximately 84% and 56%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,201 cable, satellite and other pay television distribution systems and (b) Hallmark Movies and Mysteries through approximately 3,914 of such systems.

Five of our distributors each accounted for more than 10%, and together accounted for a total of 87% of our consolidated subscriber revenue for both the three and six months ended June 30, 2015.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the three and six months ended June 30, 2015, and together accounted for 45% of our consolidated subscribers on that date. Four of our programming content providers each accounted for more than 10% of our total programming rights payable for the six months ended June 30, 2015, and together accounted for a total of 63% of the consolidated programming rights payable during that time period.

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

Advertising Revenue

During the three months ended June 30, 2015, CPMs for commitments in the second quarter of 2015 Scatter Market for Hallmark Channel were 38% greater than the CPMs for commitments during the 2014/2015 Upfront Season and were 2% lower than achieved during the three months ended June 30, 2014 during the second quarter of 2014 Scatter Market. During the three months ended June 30, 2015, CPMs for commitments in the second quarter of 2015 Scatter Market for Hallmark Movies and Mysteries were 37% greater than the CPMs for commitments during the 2014/2015 Upfront Season and 3% greater than achieved during the three months ended June 30, 2014 during the second quarter of 2014 Scatter Market. The Scatter Marketplace was strong, with volume up significantly on both Networks. Hallmark Channel reflected a slight decrease in CPM due to high volume while Hallmark Movies and Mysteries reflected growth as compared to last year’s Scatter Market.

Our direct response rates for Hallmark Channel during the three months ended June 30, 2015, were 13% higher than those during the three months ended June 30, 2014. Our direct response rates for Hallmark Movies and Mysteries during the three months ended June 30, 2015, were 28% higher than those during the three months ended June 30, 2014. The increased scatter volume placed pressure on the direct response inventory.  This, coupled with a strong market, led to increased direct response rates on both Networks.

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

Each advertiser with an upfront contract has the option to terminate a portion of its contract. During the three months ended June 30, 2014 and 2015, Hallmark Channel experienced cancellation rates of approximately 10% and 13%, respectively. During the three months ended June 30, 2014 and 2015, Hallmark Movies and Mysteries experienced cancellation rates of approximately 11% and approximately 7%, respectively.

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

Viewers today have many low cost alternatives outside of the traditional linear cable channels to gain access to programming content. Businesses of most networks, including Hallmark Channel and Hallmark Movies and Mysteries, are threatened by an increase of “cord cutters” (i.e., viewers dropping traditional cable and satellite services to instead receive their programming over the internet from over-the-top services, such as SlingTV, Hulu and Netflix) and “cord shavers” (i.e., viewers scaling back the cost of traditional cable packages by opting for less expensive packages).

The universe of cable and satellite TV subscribers in the United States is approximately 104 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 93 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen, in June 2015, Hallmark Channel and Hallmark Movies and Mysteries were distributed to 84.3 million subscribers and 56.3 million subscribers, respectively.

Commencing on July 23, 2015, the Company and AT&T launched Hallmark Channel and Hallmark Movies and Mysteries on AT&T U-verse; again making the channels available to AT&T U-verse subscribers. A prior distribution agreement between the Company and AT&T had expired on August 31, 2010 and the networks had not been on AT&T U-verse since such date.

Demographics

Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

Our target viewer demographics for Hallmark Channel and Hallmark Movies and Mysteries are adults aged 25 to 54 and women aged 25 to 54.  The average viewing age for Hallmark Channel was 59.2 and 58.7 for the six months ended June 30, 2014 and 2015, respectively. The average viewing age for Hallmark Movies and Mysteries was 65+ for both the six months ended June 30, 2014 and 2015. We believe we need to draw in viewers in our target demographic in order to achieve our revenue goals.

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

Advertising revenue is recorded net of ADUs. Whenever spot advertising is aired in programs that do not achieve promised viewership ratings, we issue ADUs which provide the advertiser with additional spots at no additional cost to make up for the shortfall. We defer a pro rata amount of advertising revenue and recognize a like amount as a liability for advertisements that do not achieve promised viewership ratings. When the make-good spots are subsequently aired, revenue is recognized and the liability is reduced. The level of inventory that is utilized for our ADU liability varies over time and is influenced by prior fluctuations in our under-delivery, if any, of viewers against promised ratings as well as the rate at which we and our customers mutually agree to utilize the ADUs.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical unaudited condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected unaudited condensed consolidated statement of operations data for three and six months ended June 30, 2014 and 2015, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2014	2015	Change	2014	2015	Change
Revenue:
Advertising	$75,826	$89,360	18%	$145,207	$168,497	16%
Subscriber fees	20,957	20,571	-2%	41,971	41,467	-1%
Other revenue	570	3,317	482%	850	3,796	347%
Total revenue	97,353	113,248	16%	188,028	213,760	14%
Cost of Services:
Programming costs	37,471	41,411	11%	77,632	76,169	-2%
Operating costs	4,215	5,482	30%	7,783	10,067	29%
Total cost of services	41,686	46,893	12%	85,415	86,236	1%
Selling, general and administrative expense	16,706	19,826	19%	33,215	37,947	14%
Marketing expense	3,693	2,044	-45%	4,842	6,652	37%
Income before interest and income tax expense	35,268	44,485	26%	64,556	82,925	28%
Interest expense	(9,791)	(8,749)	-11%	(20,102)	(17,838)	-11%
Loss on extinguishment of debt	—	(3,897)		—	(3,897)
Income from continuing operations	25,477	31,839	25%	44,454	61,190	38%
Income tax provision	(9,515)	(11,777)	24%	(16,454)	(22,622)	37%
Net income	$15,962	$20,062	26%	$28,000	$38,568	38%

Cash Flow Data:
Net cash provided by operating activities	$32,381	$33,653	4%	$36,950	$57,562	56%
Net cash used in investing activities	$(1,115)	$(1,391)	25%	$(1,280)	$(1,587)	24%
Net cash used in financing activities	$(322)	$(23,806)	7293%	$(25,642)	$(44,153)	72%
Other Data (Unaudited):
HC day household ratings (1)(3)(4)	0.4	0.4	2%	0.4	0.4	6%
HC primetime household ratings (2)(3)(4)	0.6	0.6	7%	0.6	0.7	14%
HMM day household ratings (1)(3)(4)	0.3	0.5	48%	0.4	0.5	28%
HMM primetime household ratings (2)(3)(4)	0.5	0.6	34%	0.5	0.6	21%
HC day W25-54 ratings (1)(3)(4)	0.2	0.3	21%	0.2	0.3	23%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	9%	0.3	0.3	21%
HMM day W25-54 ratings (1)(3)(4)	0.1	0.2	87%	0.1	0.2	48%
HMM primetime W25-54 ratings (2)(3)(4)	0.1	0.2	75%	0.1	0.2	49%
HC subscribers at period end (4)	86,025	84,337	-2%	86,025	84,337	-2%
HMM subscribers at period end (4)	54,078	56,277	4%	54,078	56,277	4%

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period March 31, 2014 through June 29, 2014, compared to March 30, 2015 through June 28, 2015, and December 30, 2013 through June 29, 2014, compared to December 29, 2014 through June 28, 2015.

(4)  “HC” represents Hallmark Channel and “HMM” represents Hallmark Movies & Mysteries. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2015

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $15.9 million or 16% from the second quarter of 2014 to the second quarter of 2015.

The $13.5 million or 18% increase in advertising revenue is due to ratings increases across both Networks. Advertising revenue from Hallmark Movies and Mysteries was $16.9 million and $23.6 million for the three months ended June 30, 2014 and 2015, respectively.

Our subscriber fee revenue decreased $386,000 or 2% due to a decline in revenue from one distributor.  Other revenue increased $2.7 million to $3.3 million primarily due to $3.2 million from new licensing agreements with an independent content distributor.

Cost of services. Cost of services as a percent of revenue decreased from 43% during the three months ended June 30, 2014, to 41% during the three months ended June 30, 2015. This decrease results primarily from the effect of the 18% increase in advertising revenue discussed above offset, in part, by the 11% increase in programming costs, discussed below.

Programming costs increased $3.9 million or 11%, from the three months ended June 30, 2014, to the three months ended June 30, 2015, primarily due to the amortization of all episodes of our original series, Signed, Sealed, Delivered, during the second quarter of 2014 as compared to half of the episodes of our original series, Good Witch, and all of the episodes of When Calls the Heart during the second quarter of 2015.  Operating costs increased $1.3 million from the three months ended June 30, 2014, to the three months ended June 30, 2015, due to increases in the costs of producing non-programming creative elements and bad debt expense. Bad debt expense increased from $108,000 during the second quarter of 2014 to $563,000 during the second quarter of 2015 due to certain slow paying customers.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $3.1 million from the three months ended June 30, 2014, to the three months ended June 30, 2015, primarily due to a 25% increase in employee costs, a 16% increase in research costs and other nominal increases.

Marketing expense.  Our marketing expense decreased $1.6 million, or 45%, from the second quarter of 2014 to the second quarter of 2015 primarily due to our 2014 tent pole marketing campaign surrounding our original series, Signed, Sealed, Delivered. We did not have a similar marketing campaign during the three months ended June 30, 2015.

Interest expense.  Interest expense decreased $1.0 million from the three months ended June 30, 2014 to the three months ended June 30, 2015.  Interest expense on the 2011 Term Loan was $1.6 million and $1.2 million for the quarters ended June 30, 2014 and 2015, respectively. Interest expense on our Notes was $8.1 million and $7.3 million for the quarters ended June 30, 2014 and 2015, respectively.

Loss on extinguishment of debt. In June 2015, the Company repaid $99.6 million of principal under its 2011 Term Loan using cash on hand of $19.6 million and proceeds from the 2015 Term Loan of $80.0 million. In conjunction with this transaction, it retired $2.7 million of debt issuance costs and $1.2 million original issue discount costs related to the 2011 Term Loan, which resulted in aggregate a pre-tax loss on extinguishment of debt of $3.9 million.

Income tax provision. Provision for income tax of $9.5 million and $11.8 million reflect corresponding effective tax rates of 37.3% and 37.0% for the three months ended June 30, 2014 and 2015, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2015

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $25.7 million or 14% during the six months ended June 30, 2014, to the six months ended June 30, 2015. The $23.3 million or 16% increase in advertising revenue is due to ratings increases across both Networks. Our subscriber fee revenue decreased $504,000 or 1% due to a decline in revenue from one distributor.  Other revenue increased $2.9 million to $3.8 million primarily due to $3.2 million from new licensing agreements with an independent content distributor.

Cost of services. Cost of services as a percent of revenue decreased from 45% during the six months ended June 30, 2014, to 40% during the six months ended June 30, 2015. This decrease results primarily from the effects of the 16% increase in advertising revenue discussed above and the 2% decrease in programming costs, discussed below.

Programming costs decreased $1.5 million or 2%, from the six months ended June 30, 2014, to the six months ended June 30, 2015, primarily due to the timing and mix of aired programming. Operating costs increased $2.3 million from the six months ended June 30, 2014, to the six months ended June 30, 2015, due to increases in the costs of producing non-programming creative elements and bad debt expense. Bad debt expense increased from $113,000 for the six months ended June 30, 2014 to $693,000 for the six months ended June 30, 2015 due to certain slow paying customers.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $4.7 million from the six months ended June 30, 2014, to the six months ended June 30 2015, primarily due to a 17% increase in employee costs, a 14% increase in research costs and other nominal increases.

Marketing expense.  Our marketing expense increased $1.8 million, or 37%, from the six months ended June 30, 2014, to the six months ended June 30, 2015, primarily due to our 2015 tent pole marketing campaign surrounding our original series, Good Witch.

Interest expense.  Interest expense decreased $2.3 million from the six months ended June 30, 2014 to the six months ended June 30, 2015.  Interest expense on the 2011 Term Loan was $3.4 million and $2.7 million for the six months ended June 30, 2014 and 2015, respectively. Interest expense on our Notes was $16.2 million and $14.7 million for the six months ended June 30, 2014 and 2015, respectively.

Loss on extinguishment of debt. In June 2015, the Company repaid $99.6 million of principal under its 2011 Term Loan using cash on hand of $19.6 million and proceeds from the 2015 Term Loan of $80.0 million. In conjunction with this transaction, it retired $2.7 million of debt issuance costs and $1.2 million original issue discount costs related to the 2011 Term Loan, which resulted in aggregate a pre-tax loss on extinguishment of debt of $3.9 million.

Income tax provision. Provision for income tax of $16.5 million and $22.6 million reflect corresponding effective tax rates of 37.0% for both the six months ended June 30, 2014 and 2015. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash provided by operating activities was $37.0 million and $57.6 million for the six months ended June 30, 2014 and 2015, respectively. We had net income of $28.0 million for the six months ended June 30, 2014, as compared to $39.1 million for the six months ended June 30, 2015. Our depreciation and amortization expense for the six months ended June 30, 2015 decreased $1.2 million due to the timing and mix of aired programming.  We made interest payments of $2.9 million and $2.1 million, respectively, under the 2011 Term Loan for the six months ended June 30, 2014 and 2015. We made programming payments of $96.5 million and $90.0 million during the six months ended June 30, 2014 and 2015, respectively. Additionally, we had cash receipts of $206.2 million and $223.8 million during the six months ended June 30, 2014 and 2015, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $1.3 million and $1.6 million during the six months ended June 30, 2014 and 2015, respectively. In 2014 we renovated a new floor in the California office. In 2015 we invested in a co-location facility for disaster recovery, replaced local area networks in all office locations and completed a dedicated storage area network for our digital endeavors.

Cash Flow from Financing Activities. Cash used in financing activities was $25.6 million and $44.2 million for the six months ended June 30, 2014 and 2015, respectively. We made principal payments on the 2011 Term Loan of $25.0 million and $119.6 million for the six months ended June 30, 2014 and 2015, respectively. We borrowed $80.0 million under the 2015 Term Loan during the six months ended June 30, 2015. Additionally, we paid transaction costs of $3.8 million due to the 2015 Refinancing.

Principal Uses of Cash. Our management anticipates that the principal uses of cash during the twelve month period ending June 30, 2016 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, principal, interest and premium of approximately $300.7 million under the Notes, and $35.6 million under the 2015 credit facilities, and such additional principal payments made from excess cash flows, as may become due under the 2015 Term Loan. We believe that cash on hand, cash generated by operations, and borrowing available under our 2015 credit facility, will be sufficient to fund our operations and enable us to meet our liquidity needs through June 30, 2016.

2015 Credit Agreement. On June 25, 2015 we entered into the 2015 Credit Agreement.  The 2015 Credit Agreement provides for the 2015 Term Loan and the 2015 Revolver.  The 2015 Credit Agreement also provides for the issuance of letters of credit and the provision of swingline loans under the 2015 Revolver, subject to a $15.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.  Our subsidiaries (the “Guarantors”) have guaranteed our obligations under the 2015 Credit Agreement.  The 2015 Credit Agreement is collateralized by a first priority interest in substantially all of the present and future assets of us and the Guarantors, other than interests in the Hallmark trademarks and associated rights.

The Company must elect either Eurodollar or base rate loans at the time of borrowing. All Eurodollar loans will bear interest at the adjusted LIBO rate (with that rate not to be deemed to be below 0.00%), plus an interest margin ranging from 1.50% to 2.25%, depending on our Consolidated Leverage Ratio (as defined in the 2015 Credit Agreement).  All base rate loans will bear interest at the alternate base rate (as defined in the 2015 Credit Agreement), plus an interest margin ranging from 0.50% to 1.25%, depending on our Consolidated Leverage Ratio.

Commitment fees are payable on the unused credit commitment at a rate ranging from 0.25% and 0.40%, depending on our Consolidated Leverage Ratio.

We borrowed $80.0 million under the 2015 Term Loan on June 25, 2015, and the remaining $245.0 million on July 24, 2015, to fund the redemption of the Notes.

We are required to make prepayments under the 2015 Term Loan in amounts equal to (1) 50% of excess cash flow (as defined in the 2015 Credit Agreement) for the six months ending December 31, 2015, and for each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio is equal to or less than 3.00 to 1.00 but greater than 2.00 to 1.00, and 0% if the Consolidated Leverage ratio is equal to or less than 2.00 to 1; (2) 100% of net cash proceeds of dispositions or casualty events if we have not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from the issuance of indebtedness not otherwise permitted by the 2015 Credit Agreement.

The covenants in the 2015 Credit Agreement limit the ability of us and certain of our subsidiaries to, among other things: (1) incur indebtedness; (2) create or permit liens on assets; (3) pay certain dividends or make certain stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with affiliates; (7) dispose of assets; (8) merge or consolidate; (9) enter into new unrelated lines of business; and (10) enter into sale and leaseback transactions. The 2015 Credit Agreement also requires compliance by us with a Consolidated Leverage Ratio test and a Consolidated Secured Leverage Ratio (as defined in the 2015 Credit Agreement) test.

Each of the following constitutes an event of default under the 2015 Credit Agreement: (1) failure to pay any principal of any loan or any letter of credit reimbursement obligation when the same becomes due and payable at the due date or at a date fixed for prepayment or otherwise; (2) failure to pay any interest on any loan or any fee when the same becomes due and payable, and with such failure continuing for a period of 5 business days, and failure to pay any other amount payable by any loan document when the same becomes due and payable, and with such failure continuing for a period of 10 business days; (3) any representation or warranty made by us or our restricted subsidiaries in the 2015 Credit Agreement, any other loan document or other documents delivered to the lenders proves to have been incorrect in any material respect when made or deemed made; (4) failure to comply with the negative covenants in the 2015 Credit Agreement and covenants requiring us to keep our legal existence in full force and effect and to give notice to the Administrative Agent of any continuing default under the 2015 Credit Agreement, and failure to apply the proceeds of the loans as required by the 2015 Credit Agreement; (5) failure to comply with the other covenants in the 2015 Credit Agreement with such failure continuing for 30 days after written notice is given to us by the Administrative Agent; (6) a default in payment of any material debt of us or our restricted subsidiaries beyond any applicable grace period; (7) a default in the performance by us or our restricted subsidiaries in the performance of any obligation in respect of material indebtedness that results in such indebtedness becoming due prior to its scheduled maturity or enables or permits the holders of any such debt to cause the that indebtedness to become due prior to its scheduled maturity; (8) certain events involving bankruptcy, insolvency or reorganization of us or any material subsidiary; (9) any judgment or judgments for the payment of money in an aggregate amount in excess of $10.0 million (to the extent due and payable and not covered by insurance) is rendered against us or any significant subsidiary that is not paid, discharged or stayed for a period of 45 days after such judgment becomes final; (10) the occurrence of certain violations of ERISA; (11) the occurrence of a change in control (defined as (a) the sale, lease or transfer (other than by way of merger or consolidation) of substantially all of our assets or the assets of our restricted subsidiaries, taken as a whole, to any entity other than any of our subsidiaries or Hallmark Cards and its subsidiaries, (b) the change of ownership of more than 35% of the voting stock of us, if such ownership represents a greater percentage of the voting stock of us than that beneficially owned by Hallmark Cards and its subsidiaries, (c) the adoption by our stockholders of a plan or proposal for the liquidation or dissolution of us or (d) Hallmark Cards or its wholly owned subsidiaries cease to (i) collectively beneficially own at least 51% of the voting equity interests or 35% of all of the equity interests of us or (ii) have the power to designate a majority of the board of directors); or (12) any material provision of any loan document or any security interest created by any loan document ceases to be in full force and effect (subject to certain exceptions), or us or any restricted subsidiary denies that it has any further liability under any loan document or purports in writing to revoke or rescind any loan document.

If an event of default under the 2015 Credit Agreement occurs and is continuing: (1) the commitments under the 2015 Credit Agreement may be terminated; (2) the principal amount outstanding under the 2015 Credit Agreement, together with all accrued unpaid interest and other amounts owing under the Credit Agreement and related loan documents, may be declared immediately due and payable; and (3) the lenders will have the right to foreclose on our assets (both tangible and intangible).

We used the proceeds of the 2015 Term Loan to (1) repay amounts due under the 2011 Credit Agreement, (2) pay fees, commissions and expenses in connection with the 2015 Credit Agreement, and (3) pay certain other fees and costs.  The proceeds of the 2015 Term Loan funded after the effective date of the 2015 Credit Agreement were used to fund the redemption of our Notes. We used the proceeds of borrowings under the 2015 Revolver for general corporate purposes.

Hallmark Licensing Agreement. On June 23, 2015, Hallmark Licensing, LLC (f/k/a Hallmark Licensing, Inc. ) and Crown Media United States, LLC agreed to amend and restate each of the Amended and Restated Trademark License Agreement dated March 27, 2001 and the Movie Channel License Agreement dated January 1, 2004, to extend the terms thereof through the earlier of (i) June 30, 2021 or (ii) the payment in full of all obligations, and terminations of all commitments, under the 2015 Credit Agreement.

Redemption of Notes. Pursuant to the Indenture, on June 25, 2015, we notified The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) of our intent to redeem 100% of our Notes that remain outstanding on July 24, 2015 (the “Redemption Date”) and requested that on June 25, 2015, the Trustee deliver to the holders of any outstanding Notes an irrevocable notice that, on the Redemption Date, we will redeem all of the 2019 Notes that remain outstanding under the terms of the Indenture. Outstanding Notes were redeemed at a redemption price of 105.250% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the Redemption Date, or an aggregate of $286.5 million. Pursuant to the terms of the Indenture, interest on the Notes ceased to accrue on the Redemption Date.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2015, our cash had a fair value of $72.7 million. The primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

We have not used derivative financial instruments for speculative purposes. As of June 30, 2015, we are not hedged or otherwise protected against risks associated with any of our investing or financing activities.

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

We are exposed to foreign currency exchange risk.

We have foreign currency risks related to our programming costs denominated in currencies other than the U.S. dollar, primarily the Canadian dollar. Changes in exchange rates, and in particular a weakening of the U.S. dollar, will negatively affect our operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than our functional currency. We recognized foreign currency losses of $9,000 during both the three and six month periods ended June 30, 2015. At this time we have not entered, but in the future we may enter, into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Our interest income and expense is subject to fluctuations in interest rates.

Our material interest bearing assets consisted of cash. The balance of our interest bearing assets was $72.7 million, or 7% of total assets, as of June 30, 2015. Our material liability subject to interest rate risk consisted of our 2015 Term Loan. The balance of this liability was $79.3 million, or 15% of total liabilities, as of June 30, 2015. Total net interest expense for the six months ended June 30, 2015, was $17.8 million, 8%, of our total revenue.  Our net interest expense for the 2015 Term Loan is sensitive to changes in the general level of interest rates, primarily U.S. and LIBOR interest rates. In this regard, changes in U.S. and LIBOR interest rates affect the fair value of interest bearing liabilities.

Our variable rate 2015 Term Loan is subject to an interest rate floor of 1.75%. Accordingly, if the relevant market interest rate had been 1% greater or lower at June 30, 2015, the effect on the 2015 Term Loan’s effective interest rate and resulting interest expense for the period would have increased by approximately $800,000.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, as we have updated such risk factors by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

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

10.1*

Amendment to Employment Agreement dated February 18, 2015 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.)

10.2	Credit Agreement, dated as of June 25, 2015, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and Wells Fargo Bank, N.A., as Administrative Agent.
10.3	Amended and Restated Trademark Agreement dated as of June 23, 2015 by and between Hallmark Licensing, LLC and Crown Media United States, LLC.
10.4	Amendment No. 2 to Lease Agreement, dated July 2, 2015, 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC.
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensating plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	August 3, 2015
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	August 3, 2015
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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

10.1*

Amendment to Employment Agreement dated February 18, 2015 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference.)

10.2	Credit Agreement, dated as of June 25, 2015, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and Wells Fargo Bank, N.A., as Administrative Agent.
10.3	Amended and Restated Trademark Agreement dated as of June 23, 2015 by and between Hallmark Licensing, LLC and Crown Media United States, LLC.
10.4	Amendment No. 2 to Lease Agreement, dated July 2, 2015, 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC.
31.1	Rule 13a-14(a) Certification executed by the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensating plan or arrangement.