Form 10-Q
period 2015-09-30
CROWN MEDIA HOLDINGS INC
filed 2015-11-02
CIK 1103837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (do not check if a smaller reporting company)☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 28, 2015, the number of shares of Class A Common Stock, $0.01 par value per share, outstanding was 359,675,936.

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

2011 Credit Agreement

Our Credit Agreement, dated as of July 14, 2011, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, which provides for the 2011 Term Loan and the 2011 Revolver, as amended by Amendment No. 1.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of September 30,
	2014	2015
ASSETS
Cash and cash equivalents	$60,888	$70,542
Accounts receivable, less allowance for doubtful accounts of $265 and $732, respectively	118,277	103,682
Programming rights	85,950	83,475
Prepaid programming rights	33,844	36,784
Deferred tax assets, net	46,900	46,900
Prepaid and other assets	3,459	4,048
Total current assets	349,318	345,431
Long-term receivable	—	604
Programming rights	221,664	240,168
Prepaid programming rights	5,938	2,961
Property and equipment, net	10,763	8,795
Deferred tax assets, net	147,468	122,211
Debt transaction costs, net	227	849
Prepaid and other assets	5,051	3,961
Goodwill	314,033	314,033
Total assets	$1,054,462	$1,039,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$29,588	$25,176
Audience deficiency reserve liability	5,926	6,748
Programming rights payable	66,726	61,543
Payables to Hallmark Cards affiliates	150	212
Interest payable	13,079	1,075
Current maturities of long-term debt	20,000	33,125
Total current liabilities	135,469	127,879
Accrued liabilities	17,629	20,479
Programming rights payable	45,676	34,222
Derivative payable	—	3,337
Long-term debt, net of current maturities	362,050	314,108
Total liabilities	560,824	500,025

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2014 and September 30, 2015	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated other comprehensive income (loss)	—	(1,875)
Accumulated deficit	(1,572,777)	(1,525,552)
Total stockholders’ equity	493,638	538,988
Total liabilities and stockholders’ equity	$1,054,462	$1,039,013

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue:
Advertising	$71,373	$83,601	$214,855	$250,839
Advertising by Hallmark Cards	—	—	1,725	1,259
Subscriber fees	20,665	21,869	62,636	63,336
Other revenue	1,289	744	2,139	4,540
Total revenue, net	93,327	106,214	281,355	319,974
Cost of Services:
Programming costs
Non-affiliates	36,065	42,673	111,931	117,147
Hallmark Cards affiliates	735	785	2,501	2,480
Other costs of services	4,199	5,730	11,982	15,797
Total cost of services	40,999	49,188	126,414	135,424
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	15,543	18,390	47,655	55,017
Marketing expense	1,353	985	6,195	7,637
Depreciation and amortization expense	650	702	1,753	2,022
Income from operations before interest, income tax expense and discontinued operations	34,782	36,949	99,338	119,874
Interest income	91	80	295	326
Interest expense	(10,030)	(4,276)	(30,336)	(22,360)
Loss on extinguishment of debt	(1,180)	(18,581)	(1,180)	(22,478)
Income before income tax expense and discontinued operations	23,663	14,172	68,117	75,362
Income tax expense	(8,766)	(5,471)	(25,220)	(28,093)
Income from continuing operations	14,897	8,701	42,897	47,269
Loss from sale of discontinued operations, net of tax	—	(44)	—	(44)
Net income	$14,897	$8,657	$42,897	$47,225

Other Comprehensive income (loss):
Unrealized loss on derivatives, net of tax	—	(1,875)	—	(1,875)
Comprehensive income (loss)	$14,897	$6,782	$42,897	$45,350

Weighted average number of common shares outstanding, basic and diluted	359,676	359,676	359,676	359,676
Loss from sales of discontinued operations, basic and diluted	$0.00	$0.00	$0.00	$0.00
Net income per common share, basic and diluted	$0.04	$0.02	$0.12	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated statements of operations and comprehensive income (loss).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,897	$47,225
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	1,180	22,478
Loss on sales of discontinued operations	—	44
Gain on sale of property and equipment	—	(5)
Depreciation and amortization	119,360	124,806
Provision for allowance for doubtful accounts	123	827
Income tax expense	23,819	26,619
Non-cash compensation	36	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	19,372	13,163
Additions to programming rights	(140,969)	(135,656)
Increase in prepaid and other assets	(9,800)	(1,021)
Increase in accounts payable, accrued and other liabilities	8,150	1,480
Decrease in interest payable	(8,065)	(12,068)
Increase in derivative payable	—	362
Decrease in programming rights payable	(4,754)	(16,637)
Increase in payables to Hallmark Cards affiliates	10	4
Net cash provided by operating activities	51,359	71,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,412)	(1,716)
Proceeds from disposal of property and equipment	—	18
Net cash used in investing activities	(2,412)	(1,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the 2011 Term Loan	(36,503)	(119,637)
Redemption of the Notes	(8,497)	(271,503)
Premium on redemption of the Notes	(1,019)	(14,254)
Issuance of the 2015 Term Loan	—	325,000
Issuance of the 2015 Revolver	—	25,000
Transaction costs incurred for the 2015 Refinancing	—	(3,808)
Principal payments on capital lease obligations	(974)	(1,067)
Net cash used in financing activities	(46,993)	(60,269)
Net increase in cash and cash equivalents	1,954	9,654
Cash and cash equivalents, beginning of period	63,750	60,888
Cash and cash equivalents, end of period	$65,704	$70,542

Supplemental disclosure of cash and non-cash activities:
Interest paid	$36,557	$32,526
Income taxes paid	$1,929	$2,365
Capital expenditures included in accounts payable and accrued liabilities	$501	$1,340
Asset acquired through capital lease obligation	$21	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2014 and 2015

1. Business and Organization

Crown Media Holdings through its wholly owned subsidiary Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television networks dedicated to high quality entertainment programming for adults and families in the United States. Majority ownership of the Company is held by Hallmark Cards through its subsidiaries HCC and Hallmark Cards GmbH.

The Company’s continuing operations are currently organized into one operating segment, the Networks.

2. Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim unaudited condensed consolidated statements of operations and comprehensive income (loss) and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, the financial condition of specific customers and collection trends. The Company’s bad debt expense was $10,000 and $135,000 for the three months ended September 30, 2014 and 2015, respectively. The Company’s bad debt expense was $123,000 and $827,000 for the nine months ended September 30, 2014 and 2015, respectively.

Barter Transactions

The Company enters into transactions that involve the exchange of its on air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value of the advertising spots conveyed when the programming is available for telecast. Barter programming rights are amortized in the same manner as non-barter programming rights and advertising revenue is recognized when delivered. The Company recognized $376,000 and $520,000 in barter advertising revenue during the three months ended September 30, 2014 and 2015, respectively. The Company recognized $1.7 million and $2.1 million in barter advertising revenue during the nine months ended September 30, 2014 and 2015, respectively. The Company recognized $525,000 and $656,000 in barter expense included in programming costs on the unaudited condensed consolidated statements of operations and comprehensive income (loss) during the three months ended September 30, 2014 and 2015, respectively. The Company recognized $1.9 million and $2.2 million in barter expense included in programming costs on the unaudited condensed consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2014 and 2015, respectively.

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

Deferred Revenue

Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2014 and September 30, 2015, are $2.9 million and $3.4 million, respectively, of deferred revenue. Further, $5.9 million and $6.7 million, respectively, are included in the long-term portion of accrued liabilities as of December 31, 2014 and September 30, 2015.

Transaction Costs

Transaction costs in the amount of $897,000 related to the 2015 Revolver are being deferred as an asset and presented as debt transaction costs on the accompanying unaudited condensed consolidated balance sheet and are being amortized ratably over the term of the 2015 Revolver. Transaction costs in the amount $2.9 million related to the 2015 Term Loan are presented as a direct deduction of the carrying amount of the 2015 Term Loan on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2015.

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

The Company has balance sheet items (the derivative liability and other comprehensive loss) measured at fair value on a recurring basis related to its interest rate swap. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill, promotion and placement fees, property and equipment, and owned programming and barter advertising revenue and programming.

Derivative Instrument and Hedging Activities

The Company records derivative financial instruments on the unaudited condensed consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Changes in fair value of derivative financial instruments that are designated and qualify as cash flow hedges are reflected in other comprehensive earnings. Changes in fair value that are deemed ineffective relative to the hedged risk are recorded in earnings as they occur.

Foreign Currency Translation

Foreign currency monetary items are stated in U.S. dollars, the Company’s functional currency, measured at exchange rates at the balance sheet date, with currency translation gains and losses recorded in income. Translation adjustment expense of $84,000 and $94,000 has been recorded both for the three and nine months ended September 30, 2015, respectively. The Company did not have transactions adjustment expense during 2014.

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

Five and four of the Company’s distributors individually accounted for more than 10% of the Company’s consolidated subscriber revenue and collectively accounted for 88% and 73% of the Company’s consolidated subscriber revenue during the three months ended September 30, 2014 and 2015, respectively.  Two of the Company’s distributors individually accounted for approximately 15% or more of the Company’s consolidated subscribers and collectively accounted for 45% and 42% of the Company’s subscribers during each of the three months ended June 30, 2014 and 2015. The loss of one of these distributors could have a significant impact on the Company’s operations.

Five of the Company’s distributors individually accounted for more than 10% of the Company’s consolidated subscriber revenue and collectively accounted for 88% and 85% of the Company’s consolidated subscriber revenue during the nine months ended September 30, 2014 and 2015.  Two of the Company’s distributors individually accounted for approximately 15% or more of the Company’s consolidated subscribers and collectively accounted for 45% and 42% of the Company’s subscribers during each of the nine months ended September 30, 2014 and 2015. The loss of one of these distributors could have a significant impact on the Company’s operations.

Four of the Company’s programming content providers individually accounted for more than 10% of the Company’s total programming rights payable and collectively accounted for 73% and 63% of the consolidated programming rights payable as of September 30, 2014 and 2015, respectively. The loss of one of these program content providers could have a significant impact on the Company’s operations.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is in the process of assessing the impact of the adoption of accounting standards update ASU No. 2014-09 on its financial position and results of operations.

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

The reclassification does not impact any prior amounts reported in the statements of operations and comprehensive income (loss) or cash flows. The following table presents the effects of the retrospective application of this change in accounting principle on the Company’s accompanying condensed consolidated balance sheet as of December 31, 2014.

	As of December 31, 2014
	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted
	(In thousands)

Debt transaction costs, net	$7,878	$(7,651)	$227
Total assets	1,062,113	(7,651)	1,054,462
Long term debt, net of current maturities	369,701	(7,651)	362,050
Total liabilities	568,475	(7,651)	560,824
Total liabilities and stockholders’ equity	1,062,113	(7,651)	1,054,462

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of September 30,
	2014	2015
	(In thousands)
Programming rights—non-affiliates
Acquired programming
Licensed for less than 12 years	$298,731	$283,874
Original programming
Licensed for less than 12 years	200,760	234,414
Licensed for 12 years or longer	62,585	99,459
Owned	43,271	61,033
Programming rights—Hallmark Cards affiliates
Licensed for less than 12 years	25,694	26,354
Programming rights, at cost	631,041	705,134
Accumulated amortization	(325,046)	(397,751)
Programming rights available for broadcast	305,995	307,383
Owned programming in development	1,619	16,260
Programming rights, net	$307,614	$323,643

In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future value. In such instances, the Company shortens the estimated remaining life of the asset, often to zero, thereby accelerating amortization of the remaining net book value. During both the three months ended September 30, 2014 and 2015, no such changes in estimates resulted in additional amortization of programming rights. During the nine months ended September 30, 2014 and 2015, such changes in estimates resulted in additional amortization of programming rights of $7,000 and $30,000, respectively.

At December 31, 2014 and September 30, 2015, $39.8 million and $39.7 million, respectively, of programming rights were included in prepaid programming rights in the accompanying unaudited condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of September 30,
	2014	2015
	(In thousands)
Programming rights payable—non-affiliates
Acquired programming	$88,856	$70,148
Original programming	9,923	13,219
Programming rights payable—Hallmark Cards affiliates	13,623	12,398
Total programming rights payable	112,402	95,765
Less current maturities	(66,726)	(61,543)
Long-term programming rights payable	$45,676	$34,222

4. Debt

2015 Credit Facility

On June 25, 2015, the Company entered into the 2015 Credit Agreement. The 2015 Credit Agreement provides for the 2015 Term Loan and the 2015 Revolver. The 2015 Credit Agreement also provides for the issuance of letters of credit and the provision of swingline loans under the 2015 Revolver, subject to a $15.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans. The Company used $80.0 million of proceeds from the 2015 Term Loan to repay the 2011 Term Loan.  On July 24, 2015, the Company funded the redemption of the Notes using the proceeds from the remaining $245.0 million under the 2015 Term Loan and $25.0 million under the 2015 Revolver along with cash on hand.

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

Commitment fees are payable on the unused credit commitment at a rate ranging from 0.25% to 0.40%, depending on the Company’s Consolidated Leverage Ratio.

The Company is required to make prepayments under the 2015 Term Loan in amounts equal to (1) 50% of excess cash flow, as defined in the 2015 Credit Agreement, of the Company for the six months ending December 31, 2015, and for each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio is equal to or less than 3.00 to 1.00 but greater than 2.00 to 1.00, and 0% if the Consolidated Leverage Ratio is equal to or less than 2.00 to 1; (2) 100% of net cash proceeds of dispositions or casualty events if the Company has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from the issuance of indebtedness not otherwise permitted by the 2015 Credit Agreement.

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

The Company was in compliance with its covenants under the 2015 Credit Agreement as of September 30, 2015.

The 2015 Term Loan was not in place during the year ended December 31, 2014. At September 30, 2015, the outstanding balance under the 2015 Term Loan, net of unamortized transaction costs of $2.8 million, was $322.2 million. The Company made an interest payment of $422,000 under the 2015 Term Loan during the three and nine months ended September 30, 2015.

Interest expense under the 2015 Term Loan was $1.5 million for the three and nine months ended September 30, 2015. The effective interest rate was approximately 2.33% during the three and nine months ended September 30, 2015. The weighted average nominal interest rate was approximately 2.09% during the three and nine months ended September 30, 2015.

The 2015 Revolver was not in place during the year ended December 31, 2014. Commitment fee expense for the three and nine month periods ended September 30, 2015, was $15,000.

One letter of credit was issued in the amount of $909,000 on June 29, 2015.

2015 Refinancing and Redemption of Notes

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

In July 2015, the Company redeemed $271.5 million in principal amount of Notes (representing 100% of the outstanding Notes) for a price of $285.8 million (representing a redemption price of 105.25% of the principal amount, plus accrued and unpaid interest) and recorded a charge for the associated debt issuance costs of approximately $4.3 million, which resulted in an aggregate, pre-tax loss on extinguishment of debt of approximately $18.6 million.

2011 Credit Facility

Pursuant to the 2011 Credit Agreement, the Company had the 2011 Term Loan and the 2011 Revolver. At December 31, 2014, the Company had no outstanding borrowings under the 2011 Revolver.

At December 31, 2014, the outstanding balance under the 2011 Term Loan, net of unamortized transaction costs of $4.3 million, was $115.4 million. The Company made principal payments of $11.5 million under the 2011 Term Loan during the three months ended September 30, 2014. The Company made principal payments of $36.5 million and $119.6 million under the 2011 Term Loan during the nine months ended September 30, 2014 and 2015, respectively.

Interest expense under the 2011 Term Loan was $1.6 million for the three months ended September 30, 2014. The effective interest rate was approximately 5.10% during the three months ended September 30, 2014. The weighted average nominal interest rate was approximately 4.05% during the three months ended September 30, 2014.

Interest expense under the 2011 Term Loan was $5.1 million and $2.7 million for the nine months ended September 30, 2014 and 2015, respectively. The effective interest rate was approximately 5.03% during the nine months ended September 30, 2014. The weighted average nominal interest rate was approximately 4.05% during the nine-month period ended September 30, 2014.

Interest expense under the 2011 Revolver for the three months ended September 30, 2014 was $0. Interest expense under the 2011 Revolver for both the nine months ended September 30, 2014 and 2015, was $0. Under the 2011 Revolver, one letter of credit was outstanding in the amount of $202,000 at December 31, 2014. Commitment fees on the 2011 Revolver were payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the three-month period ended September 30, 2014 was $38,000. Commitment fee expense for the nine-month periods ended September 30, 2014 and 2015, was $113,000 and $89,000, respectively.

The Notes

At December 31, 2014, the outstanding balance under the Notes, net of unamortized transaction costs of $4.8 million, was $266.7 million.

Interest expense under the Notes was $8.0 million and $2.0 million for the three months ended September 30, 2014 and 2015, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during both the three months ended September 30, 2014 and 2015.

Interest expense under the Notes was $24.1 million and $16.6 million for the nine months ended September 30, 2014 and 2015, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during both the nine months ended September 30, 2014 and 2015.

In August 2014, the Company redeemed $8.5 million in principal amount of its Notes due July 2019 for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in an aggregate, pre-tax loss on extinguishment of debt of $1.2 million. In October 2014, the Company redeemed $20.0 million in principal amount of its Notes due July 2019 for a purchase price of $22.1 million and retired a portion of the related debt issuance costs of $368,000, which resulted in aggregate a pre-tax loss on extinguishment of debt of $2.5 million.

Debt Service Requirements

Debt service requirements, including estimated future interest and premium, for each of the five years subsequent to September 30, 2015 and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5

Revolver, due June 25, 2020	$25,099	$25,099	$—	$—	$—	$—
Term Loan, due June 25, 2020	354,621	14,622	22,762	26,484	34,156	256,597
	$379,720	$39,721	$22,762	$26,484	$34,156	$256,597

Guarantees

Because Crown Media Holdings has no independent assets or operations, the guarantees by the Guarantors under the 2015 Credit Agreement are full and unconditional, as well as joint and several. All subsidiaries of Crown Media Holdings are Guarantors.  The 2015 Credit Agreement imposes restrictions on the payment of dividends by Crown Media Holdings and the Guarantors.

5. Derivatives Instrument and Hedging Activities

Interest Rate Swap Agreement

As of September 30, 2015, the Company has one traditional interest rate swap agreement. The interest rate swap agreement has a notional amount of $200.0 million; matures on June 25, 2020; requires the Company to pay a fixed rate of interest of 1.645% per annum; a swap counterparty pays the Company a variable rate of interest based upon the three month LIBOR; and has interest settlement dates occurring on the 25th of January, April, July, and October through maturity to coincide with the interest payment dates of the 2015 Term Loan.

The Company designated the interest rate swap agreement above as qualifying cash flow hedge.

The Company did not have any such settlements for the three or nine months ended September 30, 2015.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from the payment of future uncertain cash amounts, which are determined by interest rates. The Company’s derivative financial instrument is used to manage differences in the amount of the Company’s expected cash payments related to the Company’s borrowings. The Company does not speculate using derivative instruments.

As of September 30, 2015, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using an interest rate derivative are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses an interest rate swap as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2015, one derivative was used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2015, the Company had one outstanding interest rate swap agreement with a notional value of $200.0 million that was designated as a cash flow hedge of interest rate risk. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the next twelve months, the Company estimates that $2.3 million will be reclassified to interest expense. This interest expense will also impact income tax expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the unaudited condensed consolidated balance sheet as of September 30, 2015:

	As of September 30, 2015
	Liability Derivatives
	Balance Sheet Location	Fair Value (in thousands)
Interest rate swap designated as a hedging instrument	Derivative Payable	$3,337

The unrealized loss on derivatives is recorded net of a tax benefit of $1.1 million for the three and nine months ended September 30, 2015.

Tabular Disclosure of the Effect of Derivative Instrument on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instrument on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015 (in thousands)	Nine Months Ended September 30, 2015 (in thousands)
Derivative in Cash Flow Hedging Relationship:
Loss related to effective portion of derivative recognized in accumulated other comprehensive loss	$(3,337)	$(3,337)
Gain related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$362	$362
Loss related to ineffective portion of derivative recognized in other expense (income), net	$—	$—

Credit Risk-Related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2015, the termination value of derivative in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $3.3 million. As of September 30, 2015, the Company has posted no collateral related to this agreement. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligation under the agreement at its termination value of $3.3 million.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2015, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges (in thousands)
Balance at December 31, 2014	$—
Other comprehensive loss before reclassifications, net of tax	(2,103)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	228
Unrealized loss on derivatives, net of tax	(1,875)
Balance at September 30, 2015	$(1,875)

6. Fair Value

The following table presents the carrying amounts (including interest) and estimated fair values (including interest) of the Company’s financial instruments at December 31, 2014 and September 30, 2015.

	December 31, 2014		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
2011Term Loan and interest payable (Level 3)	$115,367	$115,975	$—	$—
2015 Term Loan and interest payable (Level 3)	—	—	323,210	326,102
Interest rate swap (Level 2)	—	—	3,337	3,337
The Notes and interest payable (Level 2)	279,763	309,256	—	—

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2014, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of the interest rate swap using the trading prices obtained from Bloomberg on September 30, 2015, a Level 2 input. The Company estimated the fair value of its 2011 Term Loan and 2015 Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2014 and September 30, 2015, the fair values of the Level 3 financial instruments were $116.0 million and $326.1 million, respectively. No transfers between levels occurred during 2014 and 2015.

Accounts payable and accrued liabilities and receivable are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. Interest rates on borrowings under the revolvers are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The credit spread on the debt is fixed, but the market rate will fluctuate. Only a significant change in the creditworthiness of the Company would impact the credit spread. The Company believes that there has not been a significant change in this regard since issuance.

7. Related Party Transactions

State Tax Sharing Agreements

During 2014, the Company reimbursed Hallmark Cards approximately $385,000 with respect to a state tax sharing agreement with Hallmark Cards for the 2013 tax year. For the tax year ended December 31, 2014, the Company owed Hallmark Cards approximately $72,000 with respect to the state tax sharing agreement, which was paid during October 2015. At September 30, 2015, it is estimated that the Company will owe Hallmark Cards approximately $148,000 with respect to a state tax sharing agreement, which will be paid during 2016 two days prior to the due date of the state tax return.

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

At December 31, 2014 and September 30, 2015, the Company’s payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $150,000 and $212,000, respectively. The December 31, 2014 balance was comprised of taxes and the September 30, 2015 balance was comprised of $208,000 of taxes and $4,000 of intercompany expenses.

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

Effective September 12, 2014, the Company entered into an agreement with Hallmark Cards whereby Hallmark Cards has purchased advertising time from the Company and has provided exclusive premier rights to the two new “Hallmark Hall of Fame” two-hour movies. Additionally, the Company had exclusive rights to broadcast two “Hallmark Hall of Fame” two-hour movies, which had premiered in a previous year. The Company has received $3.0 million under this agreement in connection with Hallmark Cards’ advertising on Hallmark Channel. The Company recognized advertising revenue of approximately $3.8 million as it fulfilled its advertising obligations to Hallmark Cards over the life of the agreement. As of September 30, 2015, four of these movies have aired on Hallmark Channel.

Effective July 28, 2015, the Company entered into a new agreement with Hallmark Cards, pursuant to which Hallmark Cards has agreed to provide exclusive premier rights to a new holiday Hallmark Hall of Fame two-hour movie and to purchase advertising time from the Company for $2.3 million.

Northpole

The Company has produced Northpole, a Hallmark Channel original holiday movie, which premiered during the 2014 holiday season. It was the first full-length, two-hour original holiday movie produced by Hallmark Channel based on Hallmark Cards’ intellectual property. Costs in the amount of $6.6 million related to this movie have been capitalized and are included in long-term programming rights on the unaudited condensed consolidated balance sheet at December 31, 2014. At September 30, 2015, the unaudited condensed consolidated balance sheet reflected $3.6 million related to this film. The Company recognized licensing revenue of approximately $900,000 related to a merchandising rights agreement with Hallmark Cards during the year ended December 31, 2014, and $0 for both the three and nine months ended September 30, 2015.

Northpole II

The Company has produced Northpole II, a Hallmark Channel original holiday movie, which will premier during the 2015 holiday season. It is the second full-length, two-hour original holiday movie produced by Hallmark Channel based on Hallmark Cards’ intellectual property. Costs in the amount of $6.2 million related to this movie have been capitalized and are included in long-term programming rights on the unaudited condensed consolidated balance sheet at September 30, 2015. Deferred revenue of approximately $855,000 related to a merchandising rights agreement with Hallmark Cards has been included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet at September 30, 2015.

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

The Company is not required to pay any royalty fees under the trademark license agreement. Accordingly, no amounts have been reflected in the accompanying unaudited condensed consolidated balance sheets or unaudited condensed consolidated statements of operations and comprehensive income (loss) of the Company for these licenses.

Under the license agreement, the Company would be in default if it (i) distributed any programming which fails to comply with the standards outlined, or fails to comply with any other term of the agreement and does not cure such failure within 10 days of notice, (ii) fails to make any payment due under any loan agreement within five days of its due date or (iii) receives an opinion from its auditors that expresses their doubt with respect to the Company’s ability to continue as a going concern, among others.

8.  Income Taxes

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

During the three months ended September 30, 2014 and 2015, the Company paid AMT of $650,000 and $750,000, respectively. During the three months ended September 30, 2014 and 2015, the Company recognized AMT of $489,000 and $244,000, respectively, and these amounts are included as components of accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

During the nine months ended September 30, 2014 and 2015, the Company paid AMT of $1.9 million and $2.2 million, respectively. During the nine months ended September 30, 2014 and 2015, the Company recognized AMT of $1.4 million and $1.5 million, respectively, and these amounts are included as components of accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

At December 31, 2014, the Company had federal NOLs of $447.3 million and various state NOLs. The Company maintains a $3.4 million valuation allowance against net deferred tax assets, which are comprised of state NOLs that the Company does not anticipate being able to realize. The federal NOLs will expire between 2019 and 2021, and the state NOLs will expire between 2016 and 2032.

At both December 31, 2014, and September 30, 2015, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2014, and September 30, 2015, there is no accrued interest related to uncertain tax positions.

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

9. Long Term Incentive Plan

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

In recognition of these LTI Agreements, the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) include $1.0 million and $1.1 million among selling, general and administrative expense for the three months ended September 30, 2014 and 2015, respectively. In recognition of these LTI Agreements, the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) include $2.9 million and $3.3 million among selling, general and administrative expense for the nine months ended September 30, 2014 and 2015, respectively. Additionally, the $5.9 million and $6.9 million liabilities for these agreements were included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets at December 31, 2014, and September 30, 2015, respectively.

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

International Residual and Participation Obligation

Accounts payable and accrued liabilities as of both December 31, 2014, and September 30, 2015 include $1.6 million for the estimated cost of residuals and participations that the buyer of our international business (which included the international rights to our film library) would otherwise be obligated to pay to third parties in connection with international film library sales between the April 2005 sale and April 2015.

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

Reaching 90.5 million subscribers as of September 2015, Hallmark Channel is one of the most widely distributed independent networks in the United States. Hallmark Movies and Mysteries reaches more than 62.5 million subscribers as of September 2015.

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

Hallmark Channel and Hallmark Movies and Mysteries are currently distributed to approximately 91% and 63%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,215 cable, satellite and other pay television distribution systems and (b) Hallmark Movies and Mysteries through approximately 3,977 of such systems.

Four and five of our distributors each accounted for more than 10%, and together accounted for a total of 73% and 85% of our consolidated subscriber revenue for the three and nine months ended September 30, 2015, respectively.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for both the three and nine months ended September 30, 2015, and together accounted for 42% of our consolidated subscribers on that date. Four of our programming content providers each accounted for more than 10% of our total programming rights payable for the nine months ended September 30, 2015, and together accounted for a total of 63% of the consolidated programming rights payable during that time period.

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

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to: (i) acquire the broadcast rights for and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel’s highest ratings. We have typically incurred additional marketing and promotional expenses to help drive higher ratings for original programming such as the series Cedar Cove in 2013, 2014 and 2015, When Calls the Heart in 2014 and 2015, Signed, Sealed, Delivered in 2014 and Good Witch in 2015. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Advertising Revenue

During the three months ended September 30, 2015, CPMs for commitments in the third quarter of the 2015 Scatter Market for Hallmark Channel were 49% greater than the CPMs for commitments during the 2014/2015 Upfront Season and were 3% higher than achieved during the three months ended September 30, 2014 during the third quarter of the 2014 Scatter Market. During the three months ended September 30, 2015, CPMs for commitments in the third quarter of the 2015 Scatter Market for Hallmark Movies and Mysteries were 36% greater than the CPMs for commitments during the 2014/2015 Upfront Season and 9% lower than achieved during the three months ended September 30, 2014 during the third quarter of the 2014 Scatter Market. The Scatter Marketplace was strong, with volume up significantly on both Networks. Hallmark Channel reflected growth in CPM along with high volume of dollars while Hallmark Movies and Mysteries reflected a decrease in CPM as compared to last year’s Scatter Market, but offset by a 128% increase in dollar volume.

Our direct response rates for Hallmark Channel during the three months ended September 30, 2015 were 3% higher than those during the three months ended September 30, 2014. Our direct response rates for Hallmark Movies and Mysteries during the three months ended September 30, 2015 were 28% higher than those during the three months ended September 30, 2014. The increased scatter volume placed pressure on the direct response inventory.  This, coupled with a strong market, led to increased direct response rates on both Networks.

During the 2014/2015 and the 2015/2016 Upfront Seasons, we entered into agreements with major advertising firms covering approximately 41% and 39% of our advertising inventory, respectively, for Hallmark Channel.  Advertising inventory units committed during the 2015/2016 Upfront Season for Hallmark Channel were at CPMs 4% higher than the CPMs for those committed during the 2014/2015 Upfront Season, reflecting, in part, increases in rates related to our lifestyle programming block. We are selling the balance of our 2015/2016 broadcast season inventory in the Scatter Market.

During the 2014/2015 and the 2015/2016 Upfront Seasons, Hallmark Movies and Mysteries entered into advertising commitments for approximately 30% and 29% of its advertising inventory, respectively. Advertising inventory units committed during the 2015/2016 Upfront Season for Hallmark Movies and Mysteries were at CPMs 3% higher than the CPMs for those committed during the 2014/2015 Upfront Season.

Each advertiser with an upfront contract has the option to terminate a portion of its contract. During the three months ended September 30, 2014 and 2015, Hallmark Channel experienced cancellation rates of approximately 13% and 15%, respectively. During the three months ended September 30, 2014 and 2015, Hallmark Movies and Mysteries experienced cancellation rates of approximately 10% and approximately 9%, respectively.

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

The universe of cable and satellite TV subscribers in the United States is approximately 99.8 million homes.  The top 30 cable TV networks in the United States, measured by the number of subscribers, have 91.0 million or more subscribers.  It is a mature market with relatively high penetration. According to Nielsen, in September 2015, Hallmark Channel and Hallmark Movies and Mysteries were distributed to 90.5 million subscribers and 62.5 million subscribers, respectively.

In July 2015, the Company and AT&T launched Hallmark Channel and Hallmark Movies and Mysteries on AT&T U-verse, again making the channels available to AT&T U-verse subscribers. A prior distribution agreement between the Company and AT&T had expired on August 31, 2010 and the networks had not been on AT&T U-verse since such date.

Demographics

Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

Our target viewer demographics for Hallmark Channel and Hallmark Movies and Mysteries are adults aged 25 to 54 and women aged 25 to 54.  The average viewing age for Hallmark Channel was 58.9 and 58.3 for the nine months ended September 30, 2014 and 2015, respectively. The average viewing age for Hallmark Movies and Mysteries was 65.0 for both the nine months ended September 30, 2014 and 2015. We believe we need to draw in viewers in our target demographic in order to achieve our revenue goals.

Revenue from Continuing Operations

Our revenue primarily consists of advertising fees and subscriber fees.

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

We typically commit approximately 40% of Hallmark Channel’s advertising inventory and 30% of Hallmark Movies and Mysteries’ advertising inventory in the broadcast Upfront Season. We hold back a small percentage of our inventory for ADUs and commit the remainder to the Scatter Market, calendar year upfront and the direct response market.

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

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical unaudited condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected unaudited condensed consolidated statement of operations data for three and nine months ended September 30, 2014 and 2015, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2014	2015	Change	2014	2015	Change
Revenue:
Advertising	$71,373	$83,601	17%	$216,580	$252,098	16%
Subscriber fees	20,665	21,869	6%	62,636	63,336	1%
Other revenue	1,289	744	-42%	2,139	4,540	112%
Total revenue	93,327	106,214	14%	281,355	319,974	14%
Cost of Services:
Programming costs	36,800	43,458	18%	114,432	119,627	5%
Operating costs	4,199	5,730	36%	11,982	15,797	32%
Total cost of services	40,999	49,188	20%	126,414	135,424	7%
Selling, general and administrative expense	16,193	19,092	18%	49,408	57,039	15%
Marketing expense	1,353	985	-27%	6,195	7,637	23%
Income before interest and income tax expense	34,782	36,949	6%	99,338	119,874	21%
Interest expense	(9,939)	(4,196)	-58%	(30,041)	(22,034)	-27%
Loss on extinguishment of debt	(1,180)	(18,581)	1475%	(1,180)	(22,478)	1805%
Income before income tax expense and loss from sale of discontinued operations	23,663	14,172	-40%	68,117	75,362	11%
Income tax provision	(8,766)	(5,471)	-38%	(25,220)	(28,093)	11%
Income from continuing operations	14,897	8,701	-42%	42,897	47,269	10%
Loss on disposal of international business	—	(44)		—	(44)
Net income	$14,897	$8,657	-42%	$42,897	$47,225	10%

Cash Flow Data:
Net cash provided by operating activities	$14,409	$14,059	-2%	$51,359	$71,621	39%
Net cash used in investing activities	$(1,132)	$(111)	-90%	$(2,412)	$(1,698)	-30%
Net cash used in financing activities	$(21,351)	$(16,116)	-25%	$(46,993)	$(60,269)	28%

Other Data (Unaudited):
HC day household ratings (1)(3)(4)	0.4	0.5	1%	0.4	0.4	4%
HC primetime household ratings (2)(3)(4)	0.7	0.6	-8%	0.6	0.7	6%
HMM day household ratings (1)(3)(4)	0.4	0.5	32%	0.4	0.5	29%
HMM primetime household ratings (2)(3)(4)	0.5	0.6	17%	0.5	0.6	19%
HC day W25-54 ratings (1)(3)(4)	0.3	0.3	5%	0.2	0.3	16%
HC primetime W25-54 ratings (2)(3)(4)	0.3	0.3	-12%	0.3	0.3	9%
HMM day W25-54 ratings (1)(3)(4)	0.1	0.2	37%	0.1	0.2	45%
HMM primetime W25-54 ratings (2)(3)(4)	0.2	0.2	26%	0.1	0.2	40%
HC subscribers at period end (4)	85,406	90,506	6%	85,406	90,506	6%
HMM subscribers at period end (4)	54,573	62,509	15%	54,573	62,509	15%

(1)  Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)  Primetime is defined as 8:00 - 11:00 P.M. in the United States.

(3)  These Nielsen ratings are for the time period June 30, 2014 through September 28, 2014, compared to June 29, 2015 through September 27, 2015, and December 30, 2013 through September 28, 2014, compared to December 29, 2014 through September 27, 2015.

(4)  “HC” represents Hallmark Channel and “HMM” represents Hallmark Movies & Mysteries. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2015

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $12.9 million or 14% from the third quarter of 2014 to the third quarter of 2015.

The $12.2 million or 17% increase in advertising revenue is due to growth in audience levels across both channels and ratings improvements for Hallmark Movies and Mysteries. Advertising revenue from Hallmark Movies and Mysteries was $16.6 million and $23.3 million for the three months ended September 30, 2014 and 2015, respectively.

Our subscriber fee revenue increased $1.2 million or 6% due to revenue from one distributor.  Other revenue decreased $545,000 from the third quarter of 2014 to the third quarter of 2015.  During the third quarter of 2014, we recorded $910,000 of revenue from a licensing agreement with an independent content distributor.  During the third quarter of 2015, we recorded $400,000 from a licensing agreement with an international content distributor.

Cost of services. Cost of services as a percent of revenue increased from 44% during the three months ended September 30, 2014, to 46% during the three months ended September 30, 2015. This increase results primarily from the effect of the 18% increase in programming costs discussed below offset, in part, by the 17% increase in advertising revenue discussed above.

Programming costs increased $6.7 million or 18%, from the three months ended September 30, 2014, to the three months ended September 30, 2015, primarily due to the higher costs associated with the production of the current seasons of Cedar Cove and the Home & Family.  Operating costs increased $1.5 million from the three months ended September 30, 2014, to the three months ended September 30, 2015, due to increases of $649,000 in residual expenses related to increased usage, $363,000 in employee costs, and increases in the costs of producing non-programming creative elements and bad debt expense. Bad debt expense increased from $10,000 during the third quarter of 2014 to $135,000 during the third quarter of 2015 primarily due to bankruptcies of certain customers.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $2.9 million from the three months ended September 30, 2014, to the three months ended September 30, 2015, primarily due to a 33% increase in employee costs and other nominal increases.

Marketing expense.  Our marketing expense decreased $368,000, or 27%, from the third quarter of 2014 to the third quarter of 2015 primarily due to the timing of marketing spends and allocation of marketing dollars.

Interest expense.  Interest expense decreased $5.7 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 due to lower rates on the new credit facility, offset slightly by interest attributable to the interest rate swap.

Loss on extinguishment of debt. On July 24, 2015, the Company redeemed $271.5 million in principal amount of Notes for a price of $285.8 million and recorded a charge for the associated debt issuance costs of approximately $4.3 million, which resulted in an aggregate, pre-tax loss on extinguishment of debt of approximately $18.6 million.  In August 2014, the Company redeemed $8.5 million in principal amount of its Notes for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in an aggregate, pre-tax loss on extinguishment of debt of $1.2 million.

Income tax provision. Provision for income tax of $8.8 million and $5.5 million reflect corresponding effective tax rates of 37.0% and 38.6% for the three months ended September 30, 2014 and 2015, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2015

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $38.6 million or 14% during the nine months ended September 30, 2014, to the nine months ended September 30, 2015. The $35.5 million or 16% increase in advertising revenue is due to growth in audience levels and ratings across both channels. Our subscriber fee revenue increased $700,000 or 1% due to the increase in revenue from one distributor.  Other revenue increased $2.4 million to $4.5 million primarily due to $2.3 million from new licensing agreements with an independent content distributor.

Cost of services. Cost of services as a percent of revenue decreased from 45% during the nine months ended September 30, 2014, to 42% during the nine months ended September 30, 2015. This decrease results primarily from the effects of the 16% increase in advertising revenue discussed above offset, in part, by the 5% increase in programming costs, discussed below.

Programming costs increased $5.2 million or 5%, from the nine months ended September 30, 2014, to the nine months ended September 30, 2015, primarily due to the timing and mix of aired programming. Operating costs increased $3.8 million from the nine months ended September 30, 2014, to the nine months ended September 30, 2015, due to increases in the costs of producing non-programming creative elements, residual expense, employee costs and bad debt expense. Bad debt expense increased from $123,000 for the nine months ended September 30, 2014 to $827,000 for the nine months ended September 30, 2015 primarily due to bankruptcies of two customers. Residual expense increased $1.2 million due to increased usage and costs while employee costs increased $768,000.

Selling, general and administrative expense.  Our selling, general and administrative expense increased $7.6 million from the nine months ended September 30, 2014, to the nine months ended September 30, 2015, primarily due to a 22% increase in employee costs, an 8% increase in research costs and other nominal increases.

Marketing expense.  Our marketing expense increased $1.4 million, or 23%, from the nine months ended September 30, 2014, to the nine months ended September 30, 2015, primarily due to our 2015 tent pole marketing campaign surrounding our original series, Good Witch.

Interest expense.  Interest expense decreased $8.0 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 due to lower rates on the new credit facility, offset slightly by interest attributable to the interest rate swap.

Loss on extinguishment of debt. In June 2015, the Company repaid $99.6 million of principal under its 2011 Term Loan using cash on hand of $19.6 million and proceeds from the 2015 Term Loan of $80.0 million. In conjunction with this transaction, it retired $2.7 million of debt issuance costs and $1.2 million original issue discount costs related to the 2011 Term Loan, which resulted in aggregate a pre-tax loss on extinguishment of debt of $3.9 million. On July 24, 2015, the Company redeemed $271.5 million in principal amount of Notes for a price of $285.8 million and recorded a charge for the associated debt issuance costs of approximately $4.3 million, which resulted in an aggregate, pre-tax loss on extinguishment of debt of approximately $18.6 million.

In August 2014, the Company redeemed $8.5 million in principal amount of its Notes for a price of $9.5 million and retired a portion of the related debt issuance costs of $160,000, which resulted in an aggregate, pre-tax loss on extinguishment of debt of $1.2 million.

Income tax provision. Provision for income tax of $25.2 million and $28.1 million reflect corresponding effective tax rates of 37.0% and 37.3% for the nine months ended September 30, 2014 and 2015, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. Cash provided by operating activities was $51.4 million and $71.6 million for the nine months ended September 30, 2014 and 2015, respectively. We had net income of $42.9 million for the nine months ended September 30, 2014, as compared to $47.2 million for the nine months ended September 30, 2015. Our depreciation and amortization expense for the nine months ended September 30, 2015 increased $5.4 million due to the timing and mix of aired programming.  We made programming payments of $142.3 million and $148.9 million during the nine months ended September 30, 2014 and 2015, respectively. Additionally, we had cash receipts of $305.3 million and $334.5 million during the nine months ended September 30, 2014 and 2015, respectively.

Cash Flow from Investing Activities. Cash used in investing activities was $2.4 million and $1.7 million during the nine months ended September 30, 2014 and 2015, respectively. In 2014 we renovated a new floor in the California office and also replaced computers and servers. In 2015 we invested in a co-location facility for disaster recovery, replaced local area networks in all office locations and completed a dedicated storage area network for our digital endeavors.

Cash Flow from Financing Activities. Cash used in financing activities was $47.0 million and $60.3 million for the nine months ended September 30, 2014 and 2015, respectively. Redemption of Notes were $8.5 million and $271.5 million for the nine months ended September 30, 2014 and 2015, respectively. Premiums on Notes were $1.0 million and $14.3 million for the nine months ended September 30, 2014 and 2015, respectively. We made principal payments under the 2011 Term Loan of $36.5 million and $119.6 million for the nine months ended September 30, 2014 and 2015, respectively. We borrowed $325.0 million under the 2015 Term Loan and $25.0 million under the 2015 Revolver during the nine months ended September 30, 2015. Additionally, we paid transaction costs of $3.8 million due to the 2015 Refinancing.

Principal Uses of Cash. Our management anticipates that the principal uses of cash during the twelve month period ending September 30, 2016 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, principal and interest of $39.7 million under the 2015 credit facilities, and such additional principal payments made from excess cash flows, as may become due under the 2015 Term Loan. We believe that cash on hand, cash generated by operations, and borrowing available under our 2015 credit facility, will be sufficient to fund our operations and enable us to meet our liquidity needs through September 30, 2016.

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

The covenants in the 2015 Credit Agreement limit our ability and certain of our subsidiaries to, among other things: (1) incur indebtedness; (2) create or permit liens on assets; (3) pay certain dividends or make certain stock repurchases and redemptions and other restricted payments; (4) make certain investments; (5) prepay indebtedness; (6) enter into certain transactions with affiliates; (7) dispose of assets; (8) merge or consolidate; (9) enter into new unrelated lines of business; and (10) enter into sale and leaseback transactions. The 2015 Credit Agreement also requires compliance by us with a Consolidated Leverage Ratio test and a Consolidated Secured Leverage Ratio (as defined in the 2015 Credit Agreement) test.

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

Redemption of Notes. On July 24, 2015, the Company redeemed $271.5 million in principal amount of Notes (representing 100% of the outstanding Notes) for a price of $285.8 million (representing a redemption price of 105.25% of the principal amount, plus accrued and unpaid interest).

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

Among the factors that could cause actual results to differ materially are those discussed in our filings with the SEC, including the risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent Quarterly Reports on Form 10-Q. Such risk factors include, but are not limited to, the following:  competition for distribution of networks, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; our ability to renew our distribution agreements on favorable terms; our ability to protect our rights to intellectual property; fluctuations in demand for programming which we air on our Networks; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results.

Our use of certain hedging techniques may expose us to counterparty risks.

If an interest rate swap counterparty cannot perform under the terms of the interest rate swap, we may not receive payments due under that swap, and thus, we may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we may also risk the loss of any collateral we may be required to pledge to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. If we are required to sell our derivatives under these circumstances, we may incur losses.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2015, our cash had a fair value of $70.5 million. The primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than our functional currency. We recognized foreign currency losses of $84,000 and $94,000 during the three and nine month periods ended September 30, 2015. At this time we have not entered, but in the future we may enter, into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Our interest income and expense is subject to fluctuations in interest rates.

We are exposed to market risks from fluctuations in interest rates from time to time. The objective of our financial risk management is to reduce the potential negative impact of interest rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

We manage interest rate risk through the use of an interest rate swap that fixes $200.0 million of our variable-rate long-term debt. This swap limits the interest rate risk through the use of a cash flow hedge. At September 30, 2015, a decline in interest rates in the future will not generally benefit us with respect the fixed rate debt.

We have $150.0 million of variable-rate debt at September 30, 2015. A hypothetical increase in LIBOR by 1% point would increase our annual interest rate expense on $125.0 million of 2015 Term Loan and $25.0 million of 2015 Revolver by approximately $1.5 million as of September 30, 2015.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, our estimate is that an additional $2.3 million will be reclassified as an increase to interest expense.

Our material liability subject to interest rate risk consisted of our 2015 Term Loan, our 2015 Revolver and our interest rate swap. The balance of these liabilities was $350.6 million, or 70% of total liabilities, as of September 30, 2015. Total net interest expense for the nine months ended September 30, 2015, was $22.0 million, 7%, of our total revenue.  Our net interest expense for the 2015 Term Loan and 2015 Revolver are sensitive to changes in the general level of interest rates, primarily U.S. LIBOR interest rates. In this regard, changes in U.S. LIBOR interest rates affect the fair value of interest bearing liabilities.

Item 4.  Controls and Procedures.

a.  Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b.  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and our subsequent Quarterly Report on Form 10-Q, as we have updated such risk factors by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	November 2, 2015
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	November 2, 2015
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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