Form 10-K
period 2015-12-31
CROWN MEDIA HOLDINGS INC
filed 2016-02-19
CIK 1103837

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000‑30700

Crown Media Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84‑1524410 (I.R.S. Employer Identification No.)
12700 Ventura Boulevard, Suite 200, Studio City, California 91604 (Address of Principal Executive Offices) (Zip Code)

(818) 755‑2400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $156,801,512.

As of February 16, 2016, the number of outstanding shares of Class A Common Stock, $.01 par value per share was 359,675,936.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed on or prior to April 30, 2016, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

ii

In this Annual Report on Form 10‑K the terms “Crown Media Holdings,” the “Company,” “we,” “us” and “our” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC (“Crown Media United States”).

The name “Hallmark” and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated (“Hallmark Cards”).

Certain Terms

Certain terms used throughout this Annual Report on Form 10‑K are defined below.

2011 Credit Agreement

Our Credit Agreement, dated as of July 14, 2011, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, which provided for the 2011 Term Loan and the 2011 Revolver, as amended by Amendment No. 1.

2011 Refinancing	The July 14, 2011 transaction pursuant to which we issued the 2011 Term Loan and the Notes to repay certain obligations to Hallmark Cards.

2011 Revolver	The five year $30.0 million senior secured revolving credit facility issued pursuant to the 2011 Credit Agreement.

2011 Term Loan	The $210.0 million senior secured term loan issued pursuant to the 2011 Credit Agreement.

2015 Credit Agreement

Our 2015 Credit Agreement, dated as of June 25, 2015, with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, which provides for the 2015 Term Loan and the 2015 Revolver.

2015 Refinancing

The June 25, 2015 transaction pursuant to which we issued the 2015 Term Loan and the 2015 Revolver, certain proceeds of which we used to repay outstanding amounts under the 2011 Revolver, the 2011 Term Loan and the Notes.

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

Common Stock	Our Class A common stock, $0.01 par value per share, unless the context requires otherwise.

CPM	Cost per thousand or advertising rate per thousand viewers.

Federal Tax Deconsolidation

The effect of an agreement dated October 29, 2012, pursuant to which Hallmark Cards caused 40 million shares of our Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards, which was not part of Hallmark Cards’ consolidated federal tax group, thus reducing HCC’s ownership of our Common Stock from 90.3% to 79.2%. As a result of such transfer, we are no longer part of the Hallmark Cards’ consolidated federal tax group for federal income tax purposes.

GAAP	Generally accepted accounting principles in the United States.

Hallmark Cards or Hallmark	Hallmark Cards, Incorporated, our ultimate parent.

Hallmark Channel	A 24‑hour cable television destination for family‑friendly programming and a leader in the production of original movies.

Hallmark Movies and Mysteries

A 24-hour cable television destination dedicated to offering viewers a collection of movies and long form programming appropriate for the entire family, featuring a mix of original movies and series of the mystery genre, in addition to classic theatrical films, and Hallmark Hall of Fame movie presentations, formerly known as Hallmark Movie Channel.

HCC	H C Crown, LLC, formerly H C Crown Corp., a subsidiary of Hallmark Cards and our immediate parent.

Indenture

The Indenture, dated as of July 14, 2011, by and among us, our subsidiaries party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, as supplemented by a Supplemental Indenture dated as of June 10, 2014.

Network or Networks	Hallmark Channel or Hallmark Movies and Mysteries, individually or collectively, as the context requires.

Nielsen	Nielsen Media Research or The Nielsen Company, an information and measurement company that provides television ratings, media measurements and other marketing and consumer information.

Notes	$300.0 million of 10.5% senior unsecured notes issued on July 14, 2011, by us pursuant to the terms and conditions of the Indenture.

Recapitalization	Exchange of $1.2 billion of debt for $315.0 million of debt, 185,000 shares of preferred stock and common stock on June 29, 2010, with Hallmark Cards and HCC.

Scatter Market	The period after the close of the Upfront Season during which advertising is sold in close proximity to its air date.

Subscriber	A household that receives, on a full‑ or part‑time basis, a Network as part of a program package or a program tier of a distributor.

Upfront Season

The period of time (usually during the month of May) when advertisers commit to a certain volume of advertising for the fourth quarter of the same year and the first three quarters of the following year.

PART I

ITEM 1.  Business

Company Overview

We own and operate two pay television Networks, Hallmark Channel and Hallmark Movies and Mysteries, each of which is dedicated to high-quality entertainment programming for families and an attractive outlet for advertisers seeking to target our viewers.  Consistent with the Hallmark brand, both Networks are preeminent sources of holiday programming, with Hallmark Channel often ranking first among cable networks for movies during the Christmas holiday season.

Hallmark Channel, one of the most widely distributed independent networks in the United States, features popular television series such as Golden Girls,  The Middle and Frasier, as well as original television series such as When Calls the Heart and Good Witch, and movies with compelling stories and internationally recognized stars. It also features “lifestyle” programming with the two hour weekday series, Home and Family.

We rebranded Hallmark Movie Channel to Hallmark Movies and Mysteries in September 2014 to give this Network a distinctly different identity and programming lineup than that of Hallmark Channel. Prior to the rebranding, Hallmark Movie Channel offered original movies, classic theatrical films and movies from the award winning Hallmark Hall of Fame collection. While we continue to air the Hall of Fame collection and content previously provided under Hallmark Movie Channel, Hallmark Movies and Mysteries emphasizes programming of the mystery genre, including original movies, movie franchises and series.  After the rebranding, the Network’s audience has increased 16% from September 2014 to December 2015, indicating that the rebranded channel appeals to our viewers. Higher ratings and a  greater subscriber count allow us to increase our average advertising CPM.

The following table shows our Networks’ programming sources, selected pay television distributors and the total number of subscribers as of December 2015.

	Hallmark Channel	Hallmark Movies and Mysteries
Programming Sources	•Original Productions •Other third‑party sources •Hallmark Hall of Fame	•Original Productions •Other third‑party sources •Hallmark Hall of Fame
Selected Pay Television Distributors	•AT&T •Cablevision •Charter •Comcast •Cox •DIRECTV •Dish Network •NCTC •Time Warner •Verizon Communication (FiOS)	•AT&T •Cablevision •Charter •Comcast •Cox •DIRECTV •Dish Network •NCTC •Time Warner •Verizon Communication (FiOS)

Total Subscribers	90.4 million(1)	62.2 million(1)

(1)Source: Nielsen Focus and The Nielsen Public U.E. December 2015.

Programming acquired from third parties is an important component of the programming for our Networks as we continually develop and refine our programming strategy. This programming includes original series and movies produced specifically for us by a variety of experienced television production companies and theatrical movies and “off network” television series licensed to us by major studios and distributors. Our agreements for original series and movies typically provide for exclusive rights in the United States in all media for periods ranging from eight years to perpetuity.

Our license agreements for theatrical films and off network programming usually give us more limited rights for license periods of five or more years to exhibit the programming on our Networks. From time to time, we also exhibit excerpts of certain programming on our website.

We also established Crown Media Productions, LLC (“Crown Media Productions”) as our in-house production company and plan to increase the production of original content for multiple platforms. During 2015, our Networks premiered seven movies produced by Crown Media Productions for which we funded all production costs, owned all worldwide rights and fully controlled the creative and production process. These movies, along with the many other original movies and series which we have previously commissioned and to which we hold exclusive United States rights in all media, are a valuable asset for us.  The original content that we own or hold exclusive rights to gives us the opportunity to meaningfully participate in and profit from new distribution technologies as they are developed.

Hallmark Channel and Hallmark Movies and Mysteries are currently distributed to approximately 91% and 62%, respectively, of all United States pay television subscribers. We currently distribute Hallmark Channel through approximately 5,255 cable, satellite and other pay television distribution systems and Hallmark Movies and Mysteries through approximately 4,040 such systems.

Four of our distributors each accounted for more than 10%, and together accounted for a total of approximately 75%, of our consolidated subscriber fees revenue for the year ended December 31, 2015. Two of our distributors each accounted for approximately 15% or more of the number of our consolidated subscribers for the year ended December 31, 2015, and together accounted for approximately 42% of the number of our consolidated subscribers on that date. The loss of one of these distributors could have a significant impact on our financial condition and operations. Three of our programming content providers each accounted for more than 10% of our total license fees payable for the year ended December 31, 2015, and together accounted for a total of 63% of the consolidated programming liability.

We view a “subscriber” as a household that receives, on a full or part-time basis, a Network as part of a program package or a program tier of a distributor. We determine the number of our Hallmark Channel and Hallmark Movies and Mysteries subscribers from subscriber numbers reported by Nielsen.

We license the trademark “Hallmark” for use on our Networks pursuant to trademark license agreements from a subsidiary of Hallmark Cards. We believe that the use of this trademark is important for our Networks due to the substantial name recognition and favorable characteristics associated with the name.

During 2013, 2014 and 2015, the Networks comprised our sole operating segment.

Company History

Crown Media Holdings was incorporated in the state of Delaware in December 1999. Through its wholly‑owned subsidiary Crown Media United States, Crown Media Holdings owns, operates and distributes the Networks. Our significant investors include HCC and Hallmark Cards GmbH, a German subsidiary of Hallmark Cards. In January 2014, we formed Crown Media Productions, a Delaware limited liability company and wholly‑owned subsidiary of Crown Media United States. Crown Media Productions owns our original programming for which we hold the copyright.

Business Strategy

Based on the current economic environment, we are pursuing the following objectives.

•

High‑quality, family programming.  We plan to continue to offer 24/7 family programming that is trusted by our audience and highly desirable to our advertisers. Hallmark Channel includes lighter, romantic and comedic fare while Hallmark Movies and Mysteries focuses on the light suspense and drama genres.

•	Hallmark Channel lifestyle programming block. We plan to provide program offerings with content that is consistent with our core values of family, home, and celebration.

•	Original movies and series. We plan to develop original movies and series that are uniquely identified with the Networks.
•	Distribution. We plan to encourage existing distributors to place our Networks in packages with greater numbers of subscribers.
•

Advertising.  We plan to maintain strong relationships with a diverse group of high‑quality, stable advertisers and achieve higher advertising rates through our trusted content, valuable target audience demographics and strong ratings.

•	Content provider. We plan to position ourselves for future growth as a content provider for new technologies by expanding our library of programming and exploring collaborations in emerging media.
•	Profitability. We plan to continue to increase our profitability by increasing distribution and focusing on advertising revenue growth.

Intellectual Property

Our business depends on our intellectual property. Our intellectual property assets include copyright interests in television content and other ancillary materials, trademarks in brands, names and logos, and domain names. We attempt to protect these intellectual property rights through a combination of copyright and trademark law and contractual restrictions. We have filed copyright, trademark and other intellectual property registrations.

Pursuant to license agreements, we license the name “Hallmark” from Hallmark Licensing, LLC, a subsidiary of Hallmark Cards, for use in the names of our Networks. In conjunction with the 2015 Credit Agreement, Hallmark Licensing, LLC extended the term of the license agreements for an additional period that terminates on the earlier of (i) June 30, 2021 or (ii) the payment in full of all obligations, and terminations of all commitments under the 2015 Credit Agreement.  We believe that the use of this trademark is critical for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States.

Regulatory Matters

Our businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of other countries and international bodies such as the European Union (the “EU”), which laws and regulations are subject to change.

FCC

The FCC regulates cable television, satellite and other video programming distributors. These regulations, in areas such as closed-captioning, commercial loudness and children’s programming, could indirectly affect our cable networks.

Closed Captioning

Our Networks are required by the FCC to provide closed‑captioning of programming for hearing impaired individuals.  We certify on a quarterly basis to our distributors that we are compliant with closed-captioning requirements. The 21st Century Communications and Video Accessibility Act of 2010 also requires us to provide closed captioning on certain video programming that we offer on the Internet.

Regulation of the Internet and Mobile Applications

We operate numerous websites and offer mobile applications (“apps”) which we use to distribute information about our programs and to engage more deeply with our viewers. The operation of these websites and distribution of these apps are subject to a range of federal, state and local laws such as privacy and consumer protection regulations.

Employees

We had 208 employees at December 31, 2014 and 236 employees at December 31, 2015. Neither we nor any of our subsidiaries are parties to collective bargaining agreements. We believe that our relations with our employees are good. Most of our employees work at our offices in Studio City, California and New York, New York.

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

We are a pay television provider, similar to all major U.S. cable and satellite networks that often produce programming and acquire or license programming from program suppliers and generally package the programming according to an overriding theme and brand strategy. Pay television network providers and distributors generally restrict viewership through security encryption devices that limit viewership to authorized subscribers. Pay television network providers compete with each other for distribution, as well as for viewers and advertisers, and generally target audiences with a certain demographic composition, so that they can then sell advertising to advertisers seeking to reach these audiences.

Pay television distributors own and operate the platforms used to deliver networks to subscribers. These distributors use several different technologies to reach their subscribers as described below under the heading “Distribution Platforms.” Distributors attempt to create a mix of networks that will be attractive to viewers in an attempt to gain new subscribers and to minimize subscriber turnover. Distributors have different levels of service for subscribers, with each service level containing a different package of networks. Pay television distributors often create “tiers” of programming services, and our services occasionally are offered on family or movie programming tiers. Various distributors offer additional broadband services such as Internet access and video‑on‑demand over their systems.

Distribution Platforms

Four major distribution platforms are currently used to transmit programming. First, cable television systems use coaxial or fiber optic cable to transmit multiple networks from a central facility, known as a headend, to the individual subscriber’s television set. Second, analog and digital satellite broadcast systems (such as direct‑to‑home or “DTH”) use satellite transponders to broadcast television programming to individual dwellings with satellite reception equipment, including a dish and a decoder. Third, telephone companies (“Telcos”) use a combination of traditional cable and Internet Protocol Television (“IPTV”) technologies to reach their subscribers. For example, Verizon adopted a hybrid model combining traditional cable and IPTV technologies while AT&T launched full‑fledged IPTV networks. While traditional cable systems devote a portion of bandwidth to each network and push all the networks to subscribers at one time, IPTV uses architecture in which only the network being watched at that moment is sent through the distribution system to the viewer, freeing up bandwidth capacity for other features and more interactivity. Lastly, networks can also be distributed through satellite master antenna television (“SMATV”). SMATV is used primarily for buildings such as apartments and hotels that receive programming from satellites by means of a single antenna that is connected to the buildings’ headend. The television signals are then distributed to individual units in the building by coaxial cable or fiber.

From time to time, for promotional purposes, we exhibit excerpts of certain programming on our website and social media pages controlled by us.

Sources of Revenue

Advertising Revenue

We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers (i.e., the CPM) and almost always include our commitment to deliver a specified number of viewers in a particular demographic. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments. Our advertising revenue is affected by the mix of these forms of advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership.

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

We typically commit approximately 40% of Hallmark Channel’s advertising inventory and 30% of Hallmark Movies and Mysteries’ advertising inventory in the broadcast Upfront Season based on guaranteed demographic delivery. We hold back a small percentage of our inventory for ADUs and commit the remainder to the Scatter Market, calendar year upfront and the direct response market.

According to Nielsen, there were 106 and 107 advertising‑supported cable networks in the United States during 2014 and 2015, respectively. The Networks’ ratings and industry rankings for the years ended December 2014 and 2015 are presented below.

	2014		2015
	Rating	Rank	Rating	Rank
Hallmark Channel
Subscribers at year end (rating in millions)	85.3	39	90.4	31
Household
Total day viewership	0.5	14	0.5	13
Prime time household rating	0.8	15	0.8	13
Women 25 – 54
Total day viewership	0.3	8	0.3	8
Prime time household rating	0.4	18	0.4	16
Hallmark Movies and Mysteries
Subscribers at year end (rating in millions)	55.6	88	62.2	77
Household
Total day viewership	0.4	20	0.4	18
Prime time household rating	0.5	26	0.6	23
Women 25 – 54
Total day viewership	0.1	34	0.2	17
Prime time household rating	0.2	35	0.2	35

Total day means the time period that Nielsen measures each day, 6 a.m. to 6 a.m.

The volume of advertising inventory that we have available for sale is determined by our chosen commercial load per hour and the number of broadcast hours. Our Networks currently broadcast 24 hours per day. Our need to reserve inventory for the use of ADUs reduces the amount of advertising inventory available for cash sales.

We have advertising sales offices in New York, Los Angeles, Chicago, and Atlanta.

For each of the years ended December 31, 2013, 2014 and 2015, revenue from the sale of advertising time on our Networks was approximately $294.8 million, $327.7 million and $386.2 million, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Annual Report on Form 10‑K for further information on advertising and ratings.

Subscriber Fees

Subscriber fees are payable to us on a per subscriber basis by pay television distributors for the right to carry our Networks. The fees we receive per subscriber vary with changes in the following factors, among others:

•	the degree of competition in the market;
•	the relative position in the market of the distributor and the popularity of the Network;
•	the packaging arrangements for the Network; and
•	length of the distribution contract and other commercial terms.

We are in continuous negotiations with our existing distributors to have our Networks placed in packages with the greatest number of subscribers, thereby increasing our subscriber base and enhancing our opportunities to generate advertising revenue. At the time we sign a distribution agreement, and periodically thereafter, we evaluate the recoverability of the costs we incur against the incremental revenue directly and indirectly associated with each agreement.

Our Networks are usually offered as one of a number of networks on either a basic tier or part of other program packages and are not generally offered on a stand-alone basis. Thus, while cable or satellite customers may subscribe and unsubscribe to the tiers and program packages in which one of our Networks is placed, these customers do not subscribe and unsubscribe to our Networks on an individual basis.

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

For each of the years ended December 31, 2013, 2014 and 2015, revenue derived from subscriber fees for the Networks was approximately $81.8 million, $82.9 million and $85.3 million, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10‑K for information regarding subscriber fees.

Segment Information

We have one reporting segment, the Networks, through which we conduct all of our business. Please see our Consolidated Financial Statements included in this Annual Report on Form 10‑K for financial information regarding this segment.

Programming

Our Networks offer a range of high‑quality entertainment programming for adults and families including original series, lifestyle programming, popular television series, movies, miniseries, theatricals, romances, literary classics, television specials and contemporary stories. Original programming for the channels is produced both in-house and by independent producers. This production takes place largely in Canada to take advantage of lower production facilities and personnel costs and tax incentives. Off-network and syndicated movies and series programming for the channels is licensed from distributors such as Buena Vista Television, CBS Television Distribution, Hallmark Hall of Fame, MGM, NBCU, Paramount Pictures, Sonar Entertainment, Sony Pictures Television, Twentieth Television, Warner Bros. and others.

Examples of programming include Hallmark Channel original movies Cloudy with a Chance of Love,  Just the Way You Are,  A Country Wedding,  Harvest Moon and A  Crown for Christmas. Examples of other third party programming shown on our Networks include the popular series The Middle,  Last Man Standing,  Little House on the Prairie, I Love Lucy, The Golden Girls, The Waltons, Cheers, Frasier, Matlock and Murder She Wrote (on Hallmark Movies and Mysteries only). Examples of family‑friendly movies licensed from major studios include Father of the Bride,  Big, Ever After: A Cinderella Story and Hope Floats. Our license agreements with third parties typically provide for a license fee paid out over the term of the license for the right to exhibit a program in the United States during a specified period of time. Original movies can be exhibited an unlimited number of times in the United States.

Hallmark Channel debuted one new original series in 2015,  Good Witch.  In addition, the series When Calls the Heart returned for a second season and Cedar Cove returned for a third season.

Our Networks air, and benefit from, Hallmark Hall of Fame programming such as In My Dreams, The Lost Valentine and Loving Leah.  In  December 2015,  Just in Time for Christmas, a Hallmark Hall of Fame, premiered on Hallmark Channel.

Distribution

Hallmark Channel

Hallmark Channel ended 2014 and 2015 with approximately 85.3 million subscribers and approximately 90.4 million subscribers, respectively. We currently distribute Hallmark Channel to 91% of all United States pay television subscribers. The following table shows the number of subscribers served by each of the nine largest pay television distributors and all other pay television distributors as a group as well as the number and percentage of those subscribers that receive the Hallmark Channel as of December 31, 2015.

			% OF TOTAL
			SUBSCRIBERS
		HALLMARK	THAT RECEIVE
	TOTAL	CHANNEL	HALLMARK
PAY TELEVISION DISTRIBUTOR	SUBSCRIBERS(1)	SUBSCRIBERS(1)	CHANNEL
	(In thousands, except percentages)
Comcast	19,644	18,423	93.8%
DIRECTV	20,688	19,906	96.2%
Dish Network	13,579	10,293	75.8%
Time Warner	12,588	11,177	88.8%
AT&T (U-verse)	6,565	6,434	98.0%
Verizon Communications (FiOS)	6,481	6,102	94.2%
Charter	4,456	4,378	98.2%
Cox	3,756	3,041	81.0%
Cablevision	2,622	1,847	70.4%
NCTC and all others	9,332	8,797	94.3%
Total	99,711	90,398	90.7%

(1)	Source: Nielsen Focus and The Nielsen Public U.E. December 2015.

Our subscribers in the United States have grown from approximately 16.0 million full time subscribers at January 1, 2001 to 90.4 million at December 2015. Our major distribution agreements have terms which expire at various times from September 2017 through December 2032. As of December 2015, Hallmark Channel was distributed in all 210 demographic market areas.

Hallmark Movies and Mysteries

We launched Hallmark Movie Channel in 2008 and rebranded it as Hallmark Movies and Mysteries in 2014. At December 2015, Hallmark Movies and Mysteries was distributed to 62.2 million subscribers, an increase of 6.6 million as compared to 55.6 million subscribers at December 2014. As of December 2015, Hallmark Movies and Mysteries was distributed in all 210 demographic market areas.

The following table shows the number of subscribers served by each of the nine largest pay television distributors and all other pay television distributors as a group as well as the number and percentage of those subscribers that receive the Hallmark Movies and Mysteries as of December 31, 2015.

			% OF TOTAL
			SUBSCRIBERS
		HALLMARK	THAT RECEIVE
		MOVIES	HALLMARK
	TOTAL	AND MYSTERIES	MOVIES
PAY TELEVISION DISTRIBUTOR	SUBSCRIBERS(1)	SUBSCRIBERS(1)	AND MYSTERIES
	(In thousands, except percentages)
Comcast	19,644	17,129	87.2%
DIRECTV	20,688	5,414	26.2%
Dish Network	13,579	5,603	41.3%
Time Warner	12,588	8,147	64.7%
AT&T (U-verse)	6,565	5,567	84.8%
Verizon Communications (FiOS)	6,481	5,735	88.5%
Charter	4,456	4,357	97.8%
Cox	3,756	2,833	75.4%
Cablevision	2,622	1,620	61.8%
NCTC and all others	9,332	5,805	62.2%
Total	99,711	62,210	62.4%

(1)	Source: Nielsen Focus and The Nielsen Public U.E. December 2015.

Distribution through New Media

A number of our original movies and series have been released on DVD and sold by major retailers, such as Wal-Mart, and are also available for streaming or downloaded viewing from online stores, such as Amazon and iTunes, and on Subscription Video‑On‑Demand services such as Netflix. Our original movies and primetime series, as well as the lifestyle series Home and Family may also be viewed on the “TV Everywhere” or “Authenticated” platforms of many of our distributors.

Sales and Marketing

Our primary target demographic is women aged 25 to 54 and our secondary target is adults aged 25 to 54. Our programming is targeted to adults, but is generally appropriate for viewing by the entire family, which is important to viewers, advertisers and distributors.

For over sixty years, Hallmark has been a leader in high‑quality original television production. Hallmark Channel and Hallmark Movies and Mysteries have the exclusive cable license to broadcast the movies previously shown as Hallmark Hall of Fame, a selection of movies from an award‑winning entertainment series.

We believe the power of the Hallmark brand and the quality of our programming combine to:

•	provide our viewers with tangible evidence of our commitment to the best in entertainment that is suitable for the entire family;
•	enhance our ability to attract advertising commitments and higher CPMs from the largest advertisers; and
•	provide a competitive advantage in negotiating long‑term distribution agreements with pay television distributors.

Our websites www.hallmarkchannel.com and www.hallmarkmoviesandmysteries.com are used to promote the Networks and their programming and to provide information to consumers. These websites promote major programming events, such as original movie and series premieres and program acquisitions, as well as provide information regarding the regular programs on the respective Networks. Further, the sites provide a venue for viewer participation in Network sweepstakes, promotions and community areas. The sites have advertiser imaging, including banner messages and video content. We also promote our programming and promotion activities on social networking sites, such as Facebook, Pinterest, Twitter, tvtag, Instagram, YouTube and Tumblr.

Network Operations

Our programming department is responsible for ensuring the consistent quality of the programming we offer. Our programming, scheduling and acquisitions departments work in conjunction with the marketing, publicity and creative services departments to create the distinctive appearance of our Networks. Some of these functions are outsourced on an as‑needed basis.

The ongoing production of our Networks is dependent upon our development of original movies and series and acquisition of programming from third parties. Our staff or third parties review all potential programming to ensure that programming is appropriate for the Networks and complies with our quality and content standards.

Our employees or external vendors are typically responsible for the creation of on‑air promotional segments and “interstitials” (i.e., short entertainment segments related to our movies and series). These interstitials are intended to invite viewership, guide viewers to specific programming with tune‑in information, and promote “brand awareness” for the Networks. Occasionally, these interstitials are sponsored by advertisers, resulting in additional advertising revenue.

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

Network Delivery

We deliver the play list and electronic files of Hallmark Channel and Hallmark Movies and Mysteries programming, commercials and promotional messages to a third party network operations center, Encompass Digital Media, in Stamford, Connecticut, where the programming, advertising and promotional elements are combined and compressed. Each Network’s broadcast stream is compiled in high definition, after which a standard definition version is created. The Stamford facility transmits the combined signals to a satellite transponder, SES AMC 11/T5, that covers the United States. Cable head‑end facilities, Telcos and direct‑to‑home satellite services receive and decode our broadcast streams and transmit our Networks to their subscribers.

The contracts with these parties providing origination, uplink, satellite and other services for the delivery of our Networks in the United States expire from December 2019 through March 2020. Such contracts may be terminated by the vendors prior to the expiration of the contracts under conditions that are customary to contracts of this type. Amounts payable under these contracts are reflected in “Operating Leases” and “Capital Leases” in the schedule of contractual commitments as of December 31, 2015, as shown in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10‑K.

Competition

The pay television industry is highly competitive. Our Networks compete for distribution, viewers and advertisers with other pay television networks, broadcast television networks, new online distributors of content and with other general forms of entertainment.

There are several sources of competition within our industry, each of which affects our business strategy. Our Networks compete with other general entertainment programming from cable networks including, TNT, TCM, USA Network, HGTV, TV Land, Lifetime, Lifetime Movie Network, OWN, Freeform, and other networks targeting our audience. We compete with these networks for viewers and advertising dollars based upon quality of programming, number of subscribers, ratings and subscriber demographics. We compete with all networks for carriage on cable, satellite and telco systems that may have limited capacity.

Competitive strengths

We believe that our primary competitive strengths include the following:

•

Programming.  We have established a track record of providing high‑quality family programming. Our programming includes high‑quality original movies and series, original lifestyle programming, as well as popular television series.

•

Pay television networks branded with the well‑known Hallmark name.  Our Networks are branded with the Hallmark name. We believe that viewers and distributors associate the Hallmark brand with family values and high‑quality content. We believe our association with this brand facilitates our efforts to achieve increased distribution and attract additional viewers, which in turn positively affects our ratings and advertising revenue.

•

Dual revenue stream.  We generate our revenue through subscriber fees under long‑term distribution agreements and robust advertising sales driven by our attractive audience demographic and trusted content and brand association.

•

Broad distribution.  Our Networks are widely distributed throughout the United States, with Hallmark Channel reaching 91% of the United States pay television audience, which provides us with the necessary reach to attract advertisers.

•

Experienced management.  Members of our senior management team have experience promoting and operating networks. They have held senior positions at such companies as ABC, Fox Family, and Twentieth Television.

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

Research

Our research department provides strategic and tactical guidance to management, as well as supplying information about the Networks to our potential advertisers and distributors. This department collects and provides data about the size, demographics and product/brand interest and purchase patterns of our audience and information about our competitors, markets and the industry as a whole. Our research department translates our overall business strategy into a cohesive research program. This information assists our executives to more effectively target, brand, promote, program, and better understand where various opportunities lie, in order to increase our Networks’ market share. Furthermore, the research department tracks the performance of our Networks daily, weekly, monthly, and quarterly through an internal tracking system using the Nielsen ratings service and a number of other services and sophisticated tools useful in obtaining information on viewers of our Networks. From time to time, we conduct focus group studies to assess and analyze sample audience reaction to certain upcoming programming.

Available Information

Our principal executive offices are located at 12700 Ventura Boulevard, Studio City, California 91604 and our telephone number is (818) 755‑2400. We will make available free of charge through our website, www.hallmarkchannel.com, this Annual Report on Form 10‑K, our Quarterly Reports on Form 10‑Q, our Current Reports on Form 8‑K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”).

The public may read and copy any materials that Crown Media Holdings, Inc. files with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Additionally, we will make available, free of charge upon request, a copy of our Business Conduct and Ethics Policy, which is applicable to all of our employees, including our senior financial officers. Our code is available through our website. Copies may be requested by contacting our General Counsel at 12700 Ventura Boulevard, Studio City, California 91604.

ITEM 1A.  Risk Factors

Risk Factors and Forward‑Looking Statements

The discussion set forth in this Annual Report on Form 10‑K contains statements concerning potential future events. Such forward‑looking statements are based on assumptions by our management, as of the date of this Annual Report on Form 10‑K, including, without limitation, assumptions about risks and uncertainties faced by us. Readers can identify these forward‑looking statements by their use of such verbs as “expects,” “anticipates,” “believes,” “plans” or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results, levels of activity, performance, or achievements could materially differ from those anticipated by such forward‑looking statements. Among the factors that could cause actual results to differ materially are those discussed below in this Annual Report on Form 10‑K. We will not update any forward‑looking statements contained in this Annual Report on Form 10‑K to reflect future events or developments.

If we do not successfully address the risks described below, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected. The trading price of our Common Stock could decline because of any of these risks.

Risks Relating to Our Business

Our business previously incurred net losses and may incur losses in the future.

Our business had a history of net losses through September 30, 2010. As of December 31, 2015, we had an accumulated deficit of $1.5 billion, total stockholders’ equity of $579.6 million, and goodwill of $314.0 million. For the year ended December 31, 2015, we had net income of $86.1 million and $77.5 million of net cash provided by operating activities. However, we cannot provide assurance that we will sustain an operating profit or a positive cash flow. If we are not able to do so, the trading price of our Common Stock may fall significantly and we may not be able to meet our debt obligations, working capital requirements, capital expenditure plans, or other cash needs. Our inability to meet those needs and any decrease in the trading prices of our Common Stock could have a material adverse effect on our business, financial condition, operating results and liquidity.

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

We, and our subsidiaries, each a guarantor of our 2015 Credit Agreement, may incur additional indebtedness, which could adversely affect our business.

As of December 31, 2015, we had total debt outstanding of $322.4 million, all of which was secured, and borrowing availability of approximately $99.1 million under our 2015 Credit Agreement.

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

•	Obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•	Compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; and
•	Avoid vulnerabilities if confronted with downturns in the pricing of our programming, market conditions in our industry or our customers’ industries or general economic conditions.

Subject to the restrictions in our 2015 Credit Agreement, we and our subsidiary guarantors may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of our 2015 Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If we or any of our subsidiary guarantors should incur additional debt, the risks described above could increase.

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

In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to satisfy our debt obligations and to fund capital and non‑capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, will depend upon, among other things, the following:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, competitive, regulatory, legal and other factors, many of which are beyond our control; and

•	our future ability to borrow under our 2015 Credit Agreement, the availability of which depends on, among other things, our complying with the covenants in the 2015 Credit Agreement.

We cannot provide assurance that our business will generate sufficient cash flow from operations or that we will be able to draw under our 2015 Credit Agreement in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness or other capital needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not be adequate to meet our scheduled debt service obligations or other capital needs. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. If we are required to dispose of material assets or operations, sell equity, or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations, our liquidity would be diminished which could have a material adverse effect on our business. Furthermore, we may not be able to consummate those dispositions for fair market value or at all, which could have a material adverse effect on our financial condition.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our 2015 Credit Agreement contains a number of covenants that impose significant operating and financial restrictions on us which, among other things, limit our ability to do the following:

•	incur additional debt;
•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;
•	make certain payments on debt that is subordinated or secured on a junior basis;
•	make certain investments;
•	sell certain assets;
•	create liens on certain assets;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with our affiliates;
•	enter into new unrelated lines of business;
•	enter into sale and leaseback transactions; and

•	consolidate, merge, liquidate or dissolve any unrestricted subsidiaries.

Also, the 2015 Credit Agreement requires us to maintain compliance with certain financial covenants, including a requirement to maintain a Consolidated Leverage Ratio (as defined in the 2015 Credit Agreement) of less than 4.50 to 1.00 and a Consolidated Secured Leverage Ratio (as defined in the 2015 Credit Agreement) of less than 3.00 to 1.00. Our ability to comply with these financial covenants may be affected by events beyond our control, and, as a result, we may be unable to meet these financial covenants. Any of the foregoing restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our 2015 Credit Agreement. Upon a default, unless waived or cured, the lenders under our 2015 Credit Agreement could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the 2015 Credit Agreement and force us into bankruptcy or liquidation as more fully described under the heading “If we default on our obligations to pay our indebtedness, we may not be able to make payments on other indebtedness” below.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on our other indebtedness.

If our operating performance declines, we may in the future need to seek waivers from the required lenders under our 2015 Credit Agreement to avoid being in default. We cannot assure that such waivers will be granted or that we will otherwise be able to avoid a default. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on such indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including our 2015 Credit Agreement, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all of the funds borrowed thereunder to be due and payable, together with any accrued and unpaid interest, the lenders under our 2015 Credit Agreement could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under the 2015 Credit Agreement, in each case, which could force us into voluntary or involuntary bankruptcy or cause us to discontinue operations or seek a purchaser of our business or assets. In addition, a default under our 2015 Credit Agreement would trigger a cross default under our other agreements and could trigger a cross default under any agreements governing our future indebtedness.

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

Our success depends partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. For example, we continue to strive to meet the preferences of our target audience demographic. Our competitors may have greater numbers of original productions, better distribution, and greater capital resources, and may be able to react more quickly to shifts in consumer tastes and interests. As a result, we may be unable to maintain the commercial success of any of our current programming, or to generate sufficient demand and market acceptance for our new programming. A shift in viewer preferences in programming or alternative entertainment activities could also cause a decline in both advertising and subscriber fees revenue. The decline in revenue could hinder or prevent us from achieving profitability or maintaining a positive cash flow and could adversely affect the market price of our Common Stock.

In addition, our delivery of the Networks continues to be impacted by industry developments. One potentially significant factor is the continued growth of time‑shifting digital video recording devices (“DVRs”). DVRs heighten the impact of competition as viewers are able to increase their access to their preferred content. The use of DVRs and other technologies that allow viewers to fast‑forward or skip programming, including commercials, have caused changes in viewer behavior that may affect the attractiveness of our offerings to advertisers and could, therefore, negatively affect our revenues. If our distribution methods and content are not responsive to our target audience, our business could be adversely affected.

If we are unable to increase our advertising revenue, we may be unable to achieve improved results.

If we fail to significantly increase our advertising revenue, we may be unable to achieve or sustain improved results or to expand our business. A failure to increase advertising revenue may be a result of any or all of the following, among other factors: (i) a decline in viewer ratings; (ii) uncertainty caused by the current economic environment regarding the condition of the advertising marketplace and the financial health of many industry segments and individual companies, including those which advertise on our Networks; (iii) inability to reduce our average viewer age to be within our target audience; (iv) inability to identify, attract and retain experienced sales and marketing personnel with relevant experience; (v) inability to successfully compete against the significantly more extensive and well‑funded sales and marketing operations of our current or future competitors; (vi) shift in expenditures by advertisers triggered by advancement of new technologies; and (vii) inability to increase our advertising sales rates or obligation to run additional advertising spots to fulfill guaranteed delivery numbers which affect the availability of advertising inventory for future sales. Success in increasing our advertising revenue also depends upon the number and coverage of the distributors who carry our Networks and our number of subscribers.

Failure to renew our long‑term distribution agreements, or renewal on less favorable terms, the termination of those agreements or consolidation of our distributors, could have a material adverse effect on our business.

Currently our major distribution agreements have terms which expire at various times from September 2017 through December 2032. Failure to renew these distribution agreements, or renewal on less favorable terms, or the termination of those agreements could have a material adverse effect on our business, financial condition or results of operations. A reduced distribution of our Networks would adversely affect our subscriber fee revenue, and impact our ability to sell advertising or the rates we charge for such advertising. Even if our distributor agreements are renewed, we cannot assure that the renewal rates will equal or exceed the rates that we currently charge these distributors.

In some cases, if a distributor is acquired, the distribution agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to one or more distributor agreements with our Networks on terms that are more favorable to us could adversely impact our business, financial condition and results of operations. The cable and satellite distributors have undergone a period of consolidation over approximately the past ten years that has resulted in fewer distributors of content. This consolidation among cable and satellite operators has given the largest operators in the industry, including AT&T since it recently acquired DIRECTV, considerable leverage in their relationships with programmers, including us. As a result of this industry consolidation, we face increasing pressure to lower the rates we charge distributors or may face reduced distribution of our Networks. The majority of our subscriber revenues come from a handful of our largest distributors. Approximately 75% of our subscriber revenues were from our four largest distributors for the year ended December 31, 2015. Continued consolidation within the industry could further reduce the number of distributors available to carry our content and increase the negotiating leverage of our distributors which could adversely affect our revenue.

Hallmark Cards controls us and this control could create conflicts of interest or inhibit potential changes of control.

Hallmark Cards, through its wholly‑owned subsidiaries, HCC and Hallmark Cards GmbH, beneficially owns an aggregate of approximately 90.3% of the outstanding shares of our Common Stock. This control gives Hallmark Cards and its subsidiaries substantial influence over us and on matters requiring approval from our stockholders, including the election of our directors, amendments to our certificate of incorporation and the approval of significant transactions. Furthermore, others may be discouraged from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of our Common Stock. As a result, the market price of our Common Stock could suffer, and our business could suffer. In addition, the control that Hallmark Cards or these specific wholly‑owned affiliates may exert over us, either directly or indirectly, could give rise to conflicts of interest in certain situations, including, without limitation:

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

Our certificate of incorporation provides that Hallmark Cards will have no duty to refrain from engaging in activities or lines of business that are the same as or similar to the activities or lines of business in which we engage, and neither Hallmark Cards nor any officer or director of Hallmark Cards, except as described under “Impact of Related Party Agreements—Certain Business Relationships and Conflicts of Interest” below, will be liable to us or to our stockholders for breach of any fiduciary duty by reason of any such activities of Hallmark Cards. In the event that Hallmark Cards acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Hallmark Cards and us, Hallmark Cards will have no duty to communicate or offer that corporate opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty as a stockholder by reason of the fact that Hallmark Cards pursues or acquires that corporate opportunity for itself, directs that corporate opportunity to another person, or does not communicate information regarding that corporate opportunity to us.

Hallmark Cards’ standstill restrictions placed on ownership of our Common Stock pursuant to the Stockholders Agreement expired on December 31, 2013. Consequently, Hallmark Cards is now allowed to pursue certain transactions related to the sale and disposition of our Common Stock that it was previously prohibited from pursuing under certain conditions. On June 24, 2013, Hallmark Cards filed a Schedule 13D/A disclosing possible options it may consider with respect to its ownership of our Common Stock upon expiration of the standstill restriction, which included among other things: maintaining their investment in us; purchasing additional shares of our Common Stock, either on the market or in privately negotiated transactions; engaging in a short‑form merger to eliminate our minority stockholders or proposing another form of “going private” transaction; proposing that our Board of Directors consider implementing a stock repurchase program; proposing that our Board of Directors consider delisting our Common Stock from the Nasdaq Global Market and terminating our registration under the Securities Exchange Act of 1934, as amended; and disposing, subject to the continuing limitations in the Stockholders Agreement, all or a portion of their investment in the Company in a privately negotiated transaction or series of transactions. Should Hallmark Cards pursue any of the preceding options, the market for and price of our Common Stock could suffer, and our business could be adversely affected.

If we are unable to protect or maintain intellectual property rights upon which our business relies, and if we lose intellectual property protection or lose the right to use the name “Hallmark,” our business could be materially harmed.

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

Pursuant to license agreements, we license the name “Hallmark” from Hallmark Licensing, LLC, a subsidiary of Hallmark Cards, for use in the names of our Networks. In conjunction with the 2015 Credit Agreement, Hallmark Licensing, LLC, extended the term of the license agreements for an additional period that terminates on the earlier of (i) June 30, 2021 or (ii) the payment in full of all obligations and terminations of all commitments. We believe that the use of this trademark is critical for our Networks due to the substantial name recognition and favorable characteristics associated with the name in the United States. Should these licenses expire without renewal or if otherwise become unavailable to us, our business could be materially harmed.

Despite Hallmark Licensing, LLC’s efforts to protect its trademark in the name “Hallmark,” third parties may infringe or misappropriate the name “Hallmark,” which could harm our business and cause us to divert time and resources to litigate to enforce our rights. Further, in the event of bankruptcy proceedings relating to Hallmark Licensing, LLC or Hallmark Cards, a bankruptcy court could conclude that the license agreements are executory contracts and, subject to certain legal requirements, the bankruptcy trustee may either assume or reject the license agreements. Rejection of the license agreements could prevent us from continuing to use the “Hallmark” name. The loss of our license rights to use the name “Hallmark” could substantially harm our business.

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

If our Federal Tax Deconsolidation is challenged, we could be obligated to reimburse Hallmark Cards for substantial tax payments.

The Federal Tax Deconsolidation had a significant impact on our cash flows. Amounts previously budgeted for cash payments for taxable amounts due under the Tax Sharing Agreement (as defined below) have been used for the pay down of debt and other uses. Under the terms of the Federal Tax Deconsolidation, however, we agreed that if any taxing authority determines that the Federal Tax Deconsolidation did not result in us no longer being a member of the Hallmark Cards’ consolidated federal tax group, then the Tax Sharing Agreement will be deemed to have been continuously in effect. If, in the future, the Tax Sharing Agreement is deemed to have been continuously in effect, we would not be permitted to access its NOLs and could be obligated to reimburse substantial tax payments to Hallmark Cards, which could have a material adverse effect on our cash flows and results of operations.

If our third‑party suppliers fail to provide us with network infrastructure services on a timely basis, our costs could increase and our growth could be hindered.

We currently rely on third parties to supply key network infrastructure services, including uplink, playback, transmission and satellite services to our market, which are available only from limited sources. We have occasionally experienced outages, delays and other problems in receiving communications equipment, services and facilities and may, in the future, be unable to obtain such services, equipment or facilities on the scale and within the time frames required by us on terms we find acceptable, or at all. If we are unable to obtain, or if we experience a delay in the delivery of, such services, we may be forced to incur significant unanticipated expenses to secure alternative third party suppliers or adjust our operations, which could hinder our growth and reduce our revenue and potential profitability. Additionally, if we experience a failure of AMC 11, the satellite currently transmitting our channels, our channels would be moved to another satellite operated by our current satellite provider, which transition would require a reacquisition by our distributors.

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

Our advertising revenues are subject to seasonal advertising patterns and changes in viewership levels. Typically, our advertising rates, and, in turn, advertising revenues are highest during the fourth quarter. While advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired, we typically commit approximately 40% of our Networks’ advertising in the Upfront Season. In addition, advertising rates also vary by time of year due to seasonal changes in television viewership. Due to the seasonality of our business, if a short term negative impact on our business occurs during the time of high seasonal demand, the effect could have a disproportionate effect on the results of our business for the year.

The amount of our goodwill may hinder our ability to achieve profitability.

As a result of our acquisitions of all the common interests in Crown Media United States, we have recorded a significant amount of goodwill. We are required to periodically review whether the value of our goodwill has been impaired. If we are required to write down our goodwill, our results of operations and stockholders’ equity could be materially adversely affected.

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

Additionally, of the approximately 359.7 million outstanding shares of our Common Stock, only 34.8 million shares (approximately 9.7%), are held by non‑affiliates. The ownership of our Common Stock may also be a cause of volatility in the market price of our Common Stock.

Our use of certain hedging techniques may expose us to counterparty risks.

We have entered into interest rate swap arrangements to manage our exposure to our cash flows from increasing interest rates on our floating rate debt. If an interest rate swap counterparty cannot perform under the terms of the interest rate swap, we may not receive payments due under that swap, and thus, the instrument would no longer serve as an effective hedge against future cash flows, and we may lose any unrealized gain associated with the interest rate swap. Additionally, we may also risk the loss of any collateral we may be required to pledge to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. If we are required to sell our derivatives under these circumstances, we may incur losses.

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

We operate in the pay television business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment companies that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete for distribution with other pay television networks and, when distribution is obtained, for viewers and advertisers with pay television networks, broadcast television networks, radio, the Internet and other emerging media. We also compete, to varying degrees, with other leisure‑time activities such as movie theaters, the Internet, radio, print media, electronic games and other alternative sources of entertainment and information. Future technological developments may affect competition within this business.

A continuing trend towards business combinations and alliances in the entertainment industry may create significant new competitors for us or intensify existing competition. Many of these combined entities have more than one network and resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the programming we offer. We cannot assure that we will be able to compete successfully in the future against existing or future competitors or that competition will not have a material adverse effect on our business.

We may need to reduce our advertising prices or license additional programming to remain competitive. Our failure to achieve or sustain market acceptance of our programming at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would harm our business.

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

Changes in public and consumer tastes and preferences, including changes resulting from new technologies and distribution platforms, could reduce demand for our services and reduce profitability of our businesses.

Each of our Networks provides content and services whose success is primarily dependent upon acceptance by the public, which is difficult to predict. Technology and business models in our industry continue to evolve rapidly. Consumer preferences and behaviors related to changes in content distribution and technological innovation change frequently and it is a challenge to anticipate what content will be successful at any point in time.

While we aim to consistently create and distribute programming that appeals to our target consumer group at any point in time, some of our content and services may not be accepted by our target audience. Other factors, including the availability of alternative forms of entertainment or leisure time activities, general economic conditions and the growing competition for consumer discretionary spending may also affect our target audience’s acceptance of our content and services.

Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors, from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Time-shifting technologies that enable users to fast-forward or skip programming, including commercials, affect the attractiveness of our programming to advertisers and could therefore adversely affect our revenues. All of these factors create uncertainty in the marketplace, and there can be no assurance that the strategies we develop to address them will be effective. If our Networks do not achieve sufficient consumer acceptance as a result of any of the foregoing factors, revenues may decline and adversely affect our profitability.

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses.

Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of our and our users’ proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. Despite our efforts, our security measures may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have a material adverse effect on our business.

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

Competition from program suppliers and digital media companies that provide or facilitate the delivery of video content directly to viewers via the Internet may adversely affect the number of subscribers provided and fees paid to us by traditional cable, satellite and telco distributors, which could result in less revenue to us.

Our channels are primarily distributed by satellite, cable and telco systems to home television devices.  To the extent that viewers are able to receive programming directly over the internet from online services such as Netflix, Hulu, Apple, Amazon, Sony, Microsoft and Google and view this programming on computer, mobile phone and other portable devices both inside and outside the home, they may decide to eliminate their cable, satellite and telco subscriptions or to reduce the number of channels they purchase from these traditional distributors (“cord-cutting” or “cord shaving”).  This trend could result in a decrease in the number of subscribers available to us through traditional distribution and therefore adversely affect our advertising and distribution fee revenue.  Our ability to recapture these subscribers by distributing our programming over the internet and other new media platforms could be affected both by the investment required and by restrictions in our current distribution agreements.

Economic problems in the United States or in other parts of the world could adversely affect our results of operations.

Our business is significantly affected by prevailing economic conditions and by disruption to financial markets. In particular, we derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in areas where our Networks are distributed could adversely affect advertising rates and volume, resulting in a decrease in our advertising revenues. In addition, decreases in consumer discretionary spending may affect television subscriptions. This could lead to a decrease in the number of subscribers receiving our programming from our distributors. Similarly, a decrease in viewing subscribers would also have a negative effect on our ratings, which may impact the rates we are able to charge our advertisers. Although we believe that our operating cash flow and current access to capital and credit markets, including our 2015 Credit Agreement, will give us the ability to meet our financial needs through 2016, there can be no assurance that future volatility and disruption in the global capital and credit markets will not impair our liquidity or increase our cost of borrowing.

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

Our programming and the distributors of our Networks are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (“FCC”), as well as by state and local governments. While we believe we are in material compliance with applicable laws, there can be no assurance that our operations will continue to materially comply with all applicable laws. In addition, Congress and the FCC currently have under consideration and may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. For example, regulations that would require the unbundling of program services could reduce the distribution of our Networks, thereby leading to reduced ratings, increased marketing expenses, and lower subscription and advertising revenue. Any noncompliance with laws, regulations or policies currently applicable to our business or the enactment or adoption of new laws, regulations or policies applicable to our business could have a material adverse effect on our business.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

The following table provides certain summary information with respect to the principal real properties leased by us. We do not own any real property. The leases for these offices and facilities expire between 2016 and 2026. We believe the facilities, office space and other real properties leased are adequate for our current operations.

		Approximate
		Area in
Location	Use	Square Feet
12700 Ventura Blvd. Studio City, California	Executive and administrative office and post production and editing facilities	41,423
1325 Avenue of the Americas New York, New York	Advertising sales and administrative office and advertising traffic	24,909
6025 S. Quebec St. Centennial, Colorado	Administrative office	4,528
205 N. Michigan Ave. Chicago, Illinois	Advertising sales office	4,313
1170 Peachtree Street Atlanta, Georgia	Advertising sales office	193

We own most of the equipment and furnishings used in our businesses, except for satellite transponders and compression and uplink facilities, which are leased. See Note 5 of the Notes to Consolidated Financial Statements for information on our leasing of property and equipment.

ITEM 3.  Legal Proceedings

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the NASDAQ Global Market under the ticker symbol “CRWN.” Set forth below are the high and low sales prices for our Common Stock for each quarterly period in 2014 and 2015, as reported on the NASDAQ Global Market.

	Price Range
Common Stock	High	Low
2014
First Quarter	$3.94	$2.80
Second Quarter	$3.98	$3.29
Third Quarter	$3.82	$2.96
Fourth Quarter	$3.65	$2.93
2015
First Quarter	$4.40	$3.03
Second Quarter	$4.67	$3.68
Third Quarter	$5.50	$4.25
Fourth Quarter	$6.16	$4.90

Holders

As of February 9, 2016, there were 48 record holders of our Common Stock.

Dividends

We have not paid any cash dividends on our Common Stock since inception and there are currently no plans to do so. In 2011 we paid cash dividends of $13.8 million on our redeemable preferred stock through July 14, 2011, at which time all of our outstanding preferred stock was redeemed.

Securities Authorized for Issuance under Equity Incentive Plans

Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K is incorporated by reference to information in the Definitive Proxy Statement on Schedule 14A for our 2016 Annual Meeting of stockholders.

Performance Graph

The following graph presents the total stockholder return of $100 invested in our Common Stock for the period from December 31, 2010, through December 31, 2015. It also presents comparative results for (i) $100 invested in a peer group index comprising initially equal dollar investments in the common stocks of Discovery Communications, Inc. (DISCA), Scripps Networks Interactive, Inc. (SNI) and The Walt Disney Company (DIS) and (ii) the relative performance of the NASDAQ Composite index, each relative to an initial investment of $100 in our Common Stock. Dividends, if any, are assumed to have been reinvested in shares of the respective company’s stock at the closing price on the related dividend payment date. The closing price of our Common Stock on December 31, 2010, the last trading day of that year, was $2.62. The closing price of our Common Stock on December 31, 2015, the last trading day of that year, was $5.61.

Relative Performance of Crown Media Holdings, Inc.
Class A Common Stock
Value of Initial Investment
$250
$200
$150
$100
$50
$0
$214.12
$188.75
$158.47
31-Dec-10
31-Dec-11
31-Dec-12
31-Dec-13
31-Dec-14
31-Dec-15
Crown Media Holdings, Inc.
Peer Group
NASDAQ Composite

ITEM 6.  Selected Financial Data

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we have provided historical consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, and selected consolidated balance sheet data as of December 31, 2011, 2012, 2013, 2014 and 2015, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10‑K and our consolidated financial statements and related notes for the years ended December 31, 2013, 2014 and 2015 included in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share amounts)
Revenue:
Advertising	$251,325	$271,242	$294,805	$327,691	$386,244
Subscriber fees	71,668	78,005	81,818	82,903	85,324
Other revenue	368	623	1,178	5,002	7,166
Total revenue, net	323,361	349,870	377,801	415,596	478,734
Cost of Services:
Programming costs	136,782	134,549	134,001	148,596	176,191
Other costs of services	12,266	13,704	15,148	16,533	23,004
Total cost of services	149,048	148,253	149,149	165,129	199,195
Selling, general and administrative expense	55,679	60,633	65,288	71,038	78,865
Marketing expense	9,816	10,179	11,544	12,436	15,423
Gain from extinguishment	(1,246)	—	(121)	—	—
Income from continuing operations before interest and income tax expense	110,064	130,805	151,941	166,993	185,251
Interest expense, net	(25,857)	(46,056)	(42,577)	(39,263)	(25,028)
Loss on extinguishment of debt	—	—	—	(3,668)	(22,478)
Income from continuing operations before income tax expense	84,207	84,749	109,364	124,062	137,745
Income tax benefit (expense)	234,589	22,604	(41,649)	(28,936)	(51,662)
Income from continuing operations	318,796	107,353	67,715	95,126	86,083
Gain (loss) from sale of discontinued operations, net of tax	189	—	—	(629)	—
Net income	318,985	107,353	67,715	94,497	86,083
Income allocable to preferred stockholder	(69,974)	—	—	—	—
Net income attributable to common stockholders	$249,011	$107,353	$67,715	$94,497	$86,083

Other comprehensive income (loss):
Unrealized loss on derivatives, net of tax	—	—	—	—	(158)
Comprehensive income (loss)	$249,011	$107,353	$67,715	$94,497	$85,925

Weighted average number of shares of common stock outstanding, basic and diluted	359,676	359,676	359,676	359,676	359,676
Income per share from continuing operations, net of income allocable to preferred stockholder, basic and diluted	$0.69	$0.30	$0.19	$0.26	$0.24
Gain (loss) per share from discontinued operations, basic and diluted	—	—	—	—	—
Net income per share of common stock, basic and diluted	$0.69	$0.30	$0.19	$0.26	$0.24

	As of December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,181	$43,705	$63,750	$60,888	$50,604
Goodwill	314,033	314,033	314,033	314,033	314,033
Total assets	947,253	1,014,626	1,028,485	1,054,462	1,088,137
Total long-term debt, net of current maturities	487,247	470,357	429,438	369,173	315,783
Stockholders’ equity	243,496	331,359	399,141	493,638	579,563
Other Data:
Net cash provided by operating activities	$41,482	$30,680	$57,578	$69,310	$77,470
Capital expenditures	(957)	(1,376)	(1,530)	(2,729)	(2,133)
Net cash used in investing activities	(1,145)	(1,376)	(1,511)	(2,719)	(2,115)
Net cash used in financing activities	(35,721)	(20,780)	(36,022)	(69,453)	(85,639)

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Consolidated Financial Statements and accompanying notes included in this Annual Report on Form 10‑K should be read in conjunction with the discussion and analysis that follows.

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

Advertising Revenue

During the three months ended December 31, 2015, CPMs for commitments in the 2015/2016 Scatter Market for Hallmark Channel were 38% greater than the CPMs for commitments during the 2014/2015 Upfront Season and were generally 1% lower than those achieved during the three months ended December 31, 2014 in the 2014/2015 Scatter Market. An 87% increase in scatter volume as compared to the fourth quarter of 2014 accounted for the near flat 2015/2016 Scatter Market CPM’s. During the three months ended December 31, 2015, CPMs for commitments in the 2015/2016 Scatter Market for Hallmark Movies and Mysteries were 31% greater than the CPMs for commitments during the 2014/2015 Upfront Season and were generally 4% greater than those achieved during the three months ended December 31, 2014, in the 2014/2015 Scatter Market due to new advertisers.

Our direct response rates for Hallmark Channel during the three months ended December 31, 2015, were 20% higher than those during the three months ended December 31, 2014. Our direct response rates for Hallmark Movies and Mysteries during the three months ended December 31, 2015, were 36% higher than those during the three months ended December 31, 2014. Limited direct response inventory supply resulting from a strong Scatter Market contributed to the increase in direct response rates.

During the 2014/2015 and the 2015/2016 Upfront Seasons, we entered into agreements with major advertising firms covering approximately 41% and 39%, respectively, of our advertising inventory for Hallmark Channel.  Advertising units committed during the 2015/2016 Upfront Season for Hallmark Channel were at CPMs 4% higher than the CPMs for those committed during the 2014/2015 Upfront Season, reflecting, in part, increases in rates related to our original primetime series. We sold the balance of our 2014/2015 broadcast season inventory in the Scatter Market.

During both the 2014/2015 and the 2015/2016 Upfront Seasons, Hallmark Movies and Mysteries entered into advertising commitments for approximately 29% of its advertising inventory. Advertising units committed during the 2015/2016 Upfront Season for Hallmark Movies and Mysteries were at CPMs 3% higher as compared to the CPMs for those committed during the 2014/2015 Upfront Season, reflecting, in part, increases in rates related to our original movies. We sold the balance of our 2014/2015 broadcast season inventory in the Scatter Market.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long‑term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from September 2017 through December 2032.

Viewers today have many low cost alternatives outside of the traditional linear cable channels to gain access to programming content. Businesses of most networks, including Hallmark Channel and Hallmark Movies and Mysteries, are threatened by an increase of “cord cutters” (i.e., viewers dropping traditional cable and satellite services to instead receive their programming over the internet from over-the-top services, such as SlingTV, Hulu and Netflix),  “cord shavers” (i.e., viewers scaling back the cost of traditional cable packages by opting for less expensive packages) and “cord nevers” (i.e., people who have never subscribed to a traditional pay television service).

The universe of cable and satellite TV subscribers in the United States is approximately 100 million homes. The top 25 cable TV networks in the United States, measured by the number of subscribers, have 91.4 million or more subscribers. It is a mature market with relatively high penetration. According to Nielsen, in December 2015, Hallmark Channel and Hallmark Movies and Mysteries were distributed to 90.4 million subscribers and 62.2 million subscribers, respectively.

In July 2015, the Company and AT&T launched Hallmark Channel and Hallmark Movies and Mysteries on AT&T U-verse, making the channels available to AT&T U-verse subscribers. A prior distribution agreement between the Company and AT&T had expired on August 31, 2010 and the networks had not been on AT&T U-verse since such date.

Demographics

Each pay television network attracts a different audience with different viewer demographics (i.e., viewers categorized by characteristics such as age, gender and income). As a result, advertisers are able to target the specific groups of viewers who are most likely to purchase their products by advertising on networks which attract the desired viewer demographic.

We believe that the key demographics for Hallmark Channel and Hallmark Movies and Mysteries are adults aged 25 to 54 and women aged 25 to 54. The average viewing age for Hallmark Channel was 59.0  and 58.5 for 2014 and 2015, respectively. The average viewing age for Hallmark Movies and Mysteries was 65.0 for both 2014 and 2015. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

Our revenue consists primarily of advertising fees and subscriber fees. For the years ended December 31, 2013, 2014 and 2015 revenue from the sale of advertising time on our Networks was approximately $294.8 million, $327.7 million and $386.2 million, respectively. For the years ended December 31, 2013, 2014 and 2015 revenue derived from subscriber fees for the Networks was approximately $81.8 million, $82.9 million and $85.3 million, respectively. Information relating to advertising fees and subscriber fees is presented above in “Item 1 Business—Sources of Revenue” included in this Annual Report on Form 10‑K.

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

For further information regarding our critical accounting policies, judgments and estimates, please see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

The following discussion concerns certain accounting estimates and assumptions that are considered to be material due to the levels of subjectivity and judgment necessary to account for uncertain matters and the susceptibility of such matters to changes.

Programming Rights

Programming rights are stated at the lower of amortized cost or net realizable value. We periodically evaluate the net realizable value of our licensed programming rights by considering expected future revenue generation on a portfolio basis. Estimates of future revenue consider historical airing patterns and future plans for airing programming, including any changes in strategy. Estimated future revenue may differ from actual revenue based on changes in expectations related to market acceptance, advertising demand, the number of cable and satellite television subscribers receiving our Networks, and program usage. Accordingly, we continually review revenue estimates and planned usage and revise our assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write‑down to net realizable value.

Goodwill

At December 31, 2015, we had a stockholders’ equity of $579.6 million and a goodwill asset of $314.0 million. All of our goodwill relates to our Networks, which is also our only segment. In November 2015, we first assessed qualitatively whether it was necessary to perform the two‑step goodwill impairment test. We did not believe that it was more likely than not that the fair value of the reporting period was less than its carrying amount. The qualitative assessment included, but was not limited to, consideration of macroeconomic conditions, industry and market considerations, cost factors and historical cash flows.

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

We released $22.8 million of valuation allowance against our deferred tax assets and recorded tax expense of $3.7 million during 2014. We have reported pre‑tax income since 2010. Based on positive evidence, including the five year cumulative positive income and a reasonable expectation of continued profitability in future years, the absence of significant negative evidence and certain other matters, we determined it is more likely than not that our deferred tax assets will be realized except for certain deferred tax assets attributable to state net operating losses. We note that there is inherent estimate risk related to projected future earnings.

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

Internally Produced Films

With respect to internally produced television movies intended for broadcast, the most sensitive factor affecting estimates of future revenues over the movie’s life is the program’s rating and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect our ability to generate advertising revenues during the airing of the film. If our estimate of future revenues decreases, amortization of film costs may be accelerated.  Conversely, if our estimates of future revenues increases, amortization of film costs may be slowed.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical consolidated financial and other data (unaudited ratings and subscriber information) of Crown Media Holdings and its subsidiaries. The following selected consolidated statements of operations and cash flow data for the years ended December 31, 2013, 2014 and 2015, are derived from the audited financial statements of Crown Media Holdings and its subsidiaries. This data should be read together with our Consolidated Financial Statements and related notes included in this Annual Report on Form 10‑K.

				Percentage
				Change
	Year Ended December 31,			2014 vs.	2015 vs.
	2013	2014	2015	2013	2014
Revenue:
Advertising	$294,805	$327,691	$386,244	11%	18%
Subscriber fees	81,818	82,903	85,324	1%	3%
Other revenue	1,178	5,002	7,166	325%	43%
Total revenue	377,801	415,596	478,734	10%	15%
Cost of Services:
Programming costs	134,001	148,596	176,191	11%	19%
Operating costs	15,148	16,533	23,004	9%	39%
Total cost of services	149,149	165,129	199,195	11%	21%
Selling, general and administrative expense	65,288	71,038	78,865	9%	11%
Marketing expense	11,544	12,436	15,423	8%	24%
Gain from extinguishment of indemnification	(121)	—	—
Income before interest and income tax expense	151,941	166,993	185,251	10%	11%
Interest expense	(42,577)	(39,263)	(25,028)	(8)%	(36)%
Loss on extinguishment of debt	—	(3,668)	(22,478)	100%	513%
Income before income tax expense and loss from sale of discontinued operations	109,364	124,062	137,745	13%	11%
Income tax provision	(41,649)	(28,936)	(51,662)	(31)%	79%
Income before loss from sale of discontinued operations	67,715	95,126	86,083	40%	(10)%
Loss from sale of discontinued operations	—	(629)	—	100%	(100)%
Net income	$67,715	$94,497	$86,083	40%	(9)%
Cash Flow Data:
Net cash provided by operating activities	$57,578	$69,310	$77,470	20%	12%
Net cash used in investing activities	$(1,511)	$(2,719)	$(2,115)	80%	(22)%
Net cash used in financing activities	$(36,022)	$(69,453)	$(85,639)	93%	23%
Other Data (Unaudited):
HC day household ratings(1)(3)(4)	0.5	0.5	0.5	2%	3%
HC primetime household ratings(2)(3)(4)	0.8	0.8	0.8	4%	4%
HMM day household ratings(1)(3)(4)	0.3	0.4	0.5	17%	24%
HMM primetime household ratings(2)(3)(4)	0.4	0.5	0.6	28%	13%
HC day W25-54 ratings(1)(3)(4)	0.3	0.3	0.3	1%	9%
HC primetime W25-54 ratings(2)(3)(4)	0.4	0.4	0.4	10%	4%
HMM day W25-54 ratings(1)(3)(4)	0.1	0.1	0.2	7%	26%
HMM primetime W25-54 ratings(2)(3)(4)	0.1	0.2	0.2	34%	21%
HC subscribers at year end(4)	86,199	85,344	90,398	(1)%	6%
HMM subscribers at year end(4)	52,704	55,554	62,210	5%	12%

(1)	Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.

(2)	Primetime is defined as 8:00 ‑ 11:00 p.m. in the United States.
(3)

These Nielsen ratings are for the time period from December 31, 2012 through December 29, 2013, compared to December 29, 2013 through December 28, 2014, as compared to December 28, 2014 through December 27, 2015.

(4)	“HC” represents Hallmark Channel and “HMM” represents Hallmark Movies and Mysteries. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2015

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $63.1 million or 15% during 2015, as compared to 2014 primarily as a result of an increase in our advertising revenue.

The $58.6 million or 18% increase in advertising revenue is due to the strength of pricing across both Networks. Changes in programming strategy, including significant emphasis on mystery dramas, for Hallmark Movies and Mysteries had a positive impact on full year advertising revenue and ratings.

Our subscriber fee revenue increased $2.4 million or 3%  primarily due to revenue from additional subscribers under the AT&T agreement. Other revenue increased $2.2 million during 2015, as compared to 2014 primarily due to revenue from program licensing agreements with Netflix, Inc. and Cinedigm Corporation and international revenue from licensing film assets.

Cost of services.  Cost of services as a percent of revenue increased to 42% in 2015 from 40% in 2014. This increase results primarily from the 19% increase in programming costs discussed below.

Programming costs increased $27.6 million or 19% during 2015, compared to 2014 primarily due to the higher costs associated with the production of the current seasons of Cedar Cove and Home & Family and write-offs of approximately $15.0 million associated with movies and series that are no longer expected to air on our Networks. Operating costs increased $6.5 million during 2015, compared to 2014, primarily due to increases in the costs of producing non-programming creative elements, residual expense, employee costs and bad debt expense.  Residual expense increased $2.8 million due to increased usage and costs while employee costs increased $1.1 million. The costs of producing non-programming creative elements increased $2.2 million due to the increase in the number of original movies. Bad debt expense increased from $187,000 during 2014 to $483,000 during 2015 primarily due to the bankruptcies of two customers.

Selling, general and administrative expense.  Our selling, general and administrative expense for 2015 increased $7.8 million or 11% from 2014, primarily due to a $5.3 million or 14% increase in employee costs, including contingent compensation and severance expense, a $1.0 million increase in research costs associated with subscriber growth, and other nominal increases.

 Marketing expense.    Our marketing expense increased $3.0 million, or 24%, from 2014 to 2015, primarily due to our 2015 marketing campaign surrounding our original series, Good Witch, and increased spending around the holidays.

Interest expense.    Interest expense decreased $14.2 million from 2014 to 2015 due to lower indebtedness and rates under the 2015 Credit Agreement than those under the Notes and 2011 Term Loan.

Loss on extinguishment of debt.    In June 2015, the Company repaid $99.6 million of principal under the 2011 Term Loan using cash on hand of $19.6 million and proceeds from the 2015 Term Loan of $80.0 million. In conjunction with this transaction, it wrote-off $2.7 million of debt issuance costs and $1.2 million original issue discount costs related to the 2011 Term Loan, which resulted in an aggregate, pre-tax loss on extinguishment of debt of $3.9 million. On July

24, 2015, the Company redeemed $271.5 million in principal amount of Notes for a price of $285.8 million and recorded a charge for the associated debt issuance costs of approximately $4.3 million, which resulted in an aggregate, pre-tax loss on extinguishment of debt of approximately $18.6 million.

In August 2014, the Company redeemed $8.5 million in principal amount of Notes for a price of $9.5 million and wrote-off a portion of the related debt issuance costs of $160,000, which resulted in an aggregate, pre-tax loss on extinguishment of debt of $1.2 million. Additionally, in October 2014, we repurchased $20.0 million in principal amount of Notes for a purchase price of $22.1 million and wrote-off a portion of the related debt issuance costs of $368,000, which resulted in an aggregate,  pre‑tax loss on extinguishment of debt of $2.5 million.

Income tax provision.  Provision for income tax of $51.7 million for 2015 reflect an effective tax rate of 37.5%. The Company released $22.8 million of valuation allowance during 2014 as additional future taxable earnings were anticipated. A significant portion of each provision consists of a deferred component that represents a non‑cash expense.

Loss from sale of discontinued operations.  The terms of the April 2005 sale of our international business require that we reimburse the buyer for certain costs. At the time of the sale, we recorded an estimate of our liability for these obligations and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005. During 2014, we adjusted our estimate upward for these amounts. This change in estimate was reflected as a $1.0 million loss on sale of discontinued operations, net of $371,000 of tax. The company settled this obligation for $1.4 million in 2015.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $37.8 million or 10% during 2014, as compared to 2013 primarily as a result of an increase in our advertising revenue.

The $32.9 million or 11% increase in advertising revenue is due to the strength of pricing across both Networks. Changes in programming strategy and the associated rebranding of Hallmark Movie Channel to Hallmark Movies and Mysteries had a positive impact on full year advertising revenue.

Our subscriber fee revenue increased $1.1 million or 1% due to rate increases under certain distribution agreements. Other revenue increased $3.8 million during 2014, as compared to 2013 primarily due to revenue from program licensing agreements with Netflix, Inc., Cinedigm Corporation and revenue from film assets.

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

Gain on extinguishment.  In November 2013, we recorded a $121,000 gain on extinguishment of an indemnification as a result of making an early payment that resulted in a discount of cash owed.

Interest expense.  Interest expense decreased $3.3 million or 8% for 2014, as compared to 2013. The decrease primarily reflects (i) a $69.7 million (principal amounts reduced from March 2013 through December 2014) reduction in the principal outstanding under the 2011 Term Loan and (ii) a reduction in the effective interest rate in 2014. Interest expense on the 2011 Term Loan was $8.8 million and $6.6 million for 2013 and 2014, respectively. The decrease also reflects a $28.5 million reduction in principal outstanding under the Notes.

Loss on extinguishment of debt.  In August 2014, we repurchased $8.5 million in principal amount of our Notes for a price of $9.5 million and wrote-off a portion of the related debt issuance costs of $160,000, which resulted in aggregate a pre‑tax loss on extinguishment of debt of $1.2 million. Additionally, in October 2014, we repurchased $20.0 million in principal amount of our Notes for a purchase price of $22.1 million and wrote-off a portion of the related debt issuance costs of $368,000, which resulted in aggregate a pre‑tax loss on extinguishment of debt of $2.5 million.

Income tax benefit.  Provision for income tax of $41.6 million for 2013 reflect a  corresponding effective tax rate of 38.1%. The Company released $22.8 million of valuation allowance during 2014 as additional future taxable earnings were anticipated. A significant portion of each provision consisted of a deferred component that represented a non‑cash expense.

Loss from sale of discontinued operations.  The terms of the April 2005 sale of our international business require that we reimburse the buyer for certain costs. At the time of the sale, we recorded an estimate of our liability for these obligations and considered the amount in our determination of our loss from the sale of discontinued operations as reported in 2005. During 2014, we adjusted our estimate upward for these amounts. This change in estimate was reflected as a $1.0 million loss on sale of discontinued operations, net of $371,000 of tax.

Liquidity and Capital Resources

Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2015

In 2014, our cash provided by operating activities was $69.3 million as compared to $77.5 million for 2015.  The increase in cash flows from operations was primarily driven by improved financial results before consideration of noncash items, including the release of $22.8 million of deferred tax valuation allowance during 2014 and a $27.7 million increase of depreciation and amortization expense for 2015 compared to 2014, partially offset by increases in programming payments in 2015.

Net cash used in investing activities was $2.7 million and $2.1 million during 2014 and 2015, respectively. In 2014, we renovated a new floor in the California office and also replaced computers and servers. In 2015 we invested in a co-location facility for disaster recovery, replaced local area networks in all office locations and completed a dedicated storage area network for our digital endeavors.

Net cash used in financing activities was $69.5 million and $85.6 million for the years ended December 31, 2014 and 2015, respectively. The increase in net cash used in financing activities was primarily due to increased net payments of principal on outstanding debt obligations and transaction costs incurred in connection with the 2015 Refinancing.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

In 2013, our cash provided by operating activities was $57.6 million as compared to $69.3 million for 2014. Our net income for 2014 increased $26.8 million to net income of $94.5 million from $67.7 million for 2013. We released $22.8 million of deferred tax valuation allowance during 2014. Our depreciation and amortization expense for 2014 increased $15.4 million to $155.3 million from $139.9 million in 2013. We made interest payments of $7.8 million and $5.5 million, respectively, on the 2011 Term Loan during the years ended December 31, 2013 and 2014.The Company made programming payments of $168.0 million and $190.6 million during 2013 and 2014, respectively. Cash receipts during the years ended December 31, 2013 and 2014 were $363.2 million and $401.8 million, respectively.

Cash used in investing activities was $1.5 million and $2.7 million during 2013 and 2014, respectively, as a result of the expansion of the Los Angeles office and information technology and conference room upgrades during 2014.

Cash used in financing activities was $36.0 million and $69.5 million for the years ended December 31, 2013 and 2014, respectively. We made principal payments on our 2011 Term Loan of $33.2 million and $36.5 million during the years ended December 31, 2013 and 2014, respectively. In conjunction with Amendment No. 1, we paid $1.1 million of debt issuance costs and $430,000 of debt discount in March 2013. Additionally, in 2014, the Company repurchased $28.5 million in principal amount of its Notes, at a price of $31.6 million.

Liquidity

Our management anticipates that the principal uses of cash during the twelve month period ending December 31, 2016 will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, principal and interest of approximately $19.2 million under the 2015 Credit Agreement, and additional principal payments under the 2015 Term Loan. We believe that cash on hand, cash generated by operations, and borrowing available under our 2015 Credit Agreement, will be sufficient to fund our operations and enable us to meet our liquidity needs through December 31, 2016.

On August 11, 2015, we entered into a 5-year interest-rate swap to economically convert the debt’s variable rate to a fixed rate. Under the swap contract, we pay interest at a fixed rate of 1.6775% and receive interest at a variable rate equal to the 3-month LIBOR, based on a notional amount of $200.0 million. The swap is not contractually prepayable. Both the debt and the swap require that payments be made or received on the 25th of January, April, July and October. The 3-month U.S. LIBOR on each reset date of January, April, July and October determines the variable interest-rate on the debt and the swap for the following 3-month period. We designated the swap as a cash flow hedge, which hedges the exposure to variability in the cash flows of the variable-rate debt, with changes in cash flows that are due to changes in the 3-month LIBOR being the specific risk that is hedged. It is expected that this swap will fix the cash flows associated with the forecasted interest payments on the notional amount of the debt.

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

We borrowed $80.0 million under the 2015 Term Loan on June 25, 2015, and the remaining $245.0 million under the 2015 Term Loan and $25.0 million under the 2015 Revolver on July 24, 2015, to fund the redemption of the Notes and the repayment of amounts due under the 2011 Credit Agreement.

We are required to make prepayments under the 2015 Term Loan in amounts equal to (1) 50% of excess cash flow (as defined in the 2015 Credit Agreement) for the six months ended December 31, 2015, and for each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage ratio (as defined in the 2015 Credit Agreement) is equal to or less than 3.00 to 1.00 but greater than 2.00 to 1.00, and 0% if the Consolidated Leverage ratio is equal to or less than 2.00 to 1.00; (2) 100% of net cash proceeds of dispositions or casualty events if we have not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from the issuance of indebtedness not otherwise permitted by the 2015 Credit Agreement.

The covenants in the 2015 Credit Agreement limit our ability and certain of our subsidiaries to, among other things: (1) incur indebtedness; (2) create or permit liens on certain assets; (3) pay certain dividends or make certain distributions and other restricted payments; (4) make certain investments; (5) prepay certain indebtedness; (6) enter into certain transactions with affiliates; (7) dispose of assets; (8) merge or consolidate; (9) enter into new unrelated lines of business; and (10) enter into sale and leaseback transactions. The 2015 Credit Agreement also requires compliance by us with a Consolidated Leverage Ratio test and a Consolidated Secured Leverage Ratio.

The Company must elect Eurodollar or base rate loans prior to borrowing. Eurodollar loans will bear interest at the adjusted LIBO rate (with that rate not to be deemed to be below 0%), plus an interest margin ranging from 1.50% to 2.25%, depending on the Company’s Consolidated Leverage Ratio (as defined in the 2015 Credit Agreement). All base rate loans will bear interest at the alternate base rate (as defined in the 2015 Credit Agreement), plus an interest margin ranging from 0.50% to 1.25%, depending on the Company’s Consolidated Leverage Ratio.

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

On July 24, 2015, the Company redeemed $271.5 million in principal amount of Notes (representing 100% of the outstanding Notes) for a price of $285.8 million (representing a redemption price of 105.25% of the principal amount, plus accrued and unpaid interest). In August 2014, we repurchased $8.5 million in principal amount of our Notes for a price of $9.5 million and wrote-off a portion of the related debt issuance costs of $160,000, which resulted in aggregate a pre-tax loss on extinguishment of debt of $1.2 million. In October 2014, we repurchased $20.0 million in principal amount of our Notes for a purchase price of $22.1 million and wrote-off a portion of the related debt issuance costs of $368,000, which resulted in aggregate a pre-tax loss on extinguishment of debt of $2.5 million.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2015.

	Scheduled Payments by Period in Millions (unaudited)
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
2015 Term Loan(1)	$354.2	$19.1	$51.6	$283.5	$—
Capital lease obligations(1)	8.6	2.2	4.3	2.1	—
Operating leases	34.4	4.2	10.1	8.7	11.4
Other obligations
Programming rights payable for current and future windows(2)(3)(4)	217.3	95.9	90.6	24.0	6.8
Executory contracts	0.4	0.4	—	—	—
Promotion and placement fees	7.4	1.1	2.1	2.1	2.1
Deferred compensation and interest	2.8	0.9	1.3	0.2	0.4
Total Contractual Cash Obligations	$625.1	$123.8	$160.0	$320.6	$20.7

(1)

Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of December 31, 2015. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

(2)	The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced and, as such, the estimated amount and timing may change.

(3)	Contains airing windows that open subsequent to December 31, 2015. Therefore, the additional liability is not included on the balance sheet as of December 31, 2015.
(4)	Includes barter of $9.3 million.

Impact of Related Party Agreements

We have entered into a number of material transactions with Hallmark Cards and certain of its subsidiaries. Payments made in connection with such agreements in place during the year ended December 31, 2015 are presented in the table below and the terms of these transactions are summarized below the table.

	In Thousands
Related Party Transactions	2013	2014	2015
Federal Tax Sharing Agreement(1)(2)	$(67)	$—	$—
Advertising by Hallmark Cards on the Networks(2)	(3,095)	(4,658)	(3,528)
Northpole Licensing Agreement(2)	—	(900)	(775)
Canadian dollars for production costs	—	—	15,501
Cash payments made under State Tax Sharing Agreement	264	385	72
Intercompany services agreement	347	342	389
Lease guarantee fees—California	7	—	—
Lease guarantee fees—New York	18	13	6
Hallmark Hall of Fame Library Agreements	3,437	3,998	2,880
Other program licenses	393	51	50
Assignment of receivables	2,545	—	—

(1)

Any payments received from Hallmark Cards or credited against amounts we owed to any member of the Hallmark Cards consolidated group under the tax sharing agreements have been recorded as additions to paid‑in capital in the accompanying consolidated statements of stockholders’ equity. Any amounts owed or payments made to Hallmark Cards or to any member of the Hallmark Cards consolidated group under the applicable tax sharing agreement in excess of current tax expense have been recorded as reductions to paid‑in capital.

(2)	Payments made to the Company by Hallmark Cards.

Federal and State Tax Sharing Agreements

On March 11, 2003, we became a member of Hallmark Cards consolidated federal tax group and entered into a federal tax sharing agreement with Hallmark Cards (the “Tax Sharing Agreement”). Until the Federal Tax Deconsolidation described below, Hallmark Cards included us in its consolidated federal income tax returns. Accordingly, Hallmark Cards benefited from our past tax losses. Based on the original Tax Sharing Agreement, Hallmark Cards paid us for all of the benefits realized by Hallmark Cards as a result of consolidation, 75% in cash on a quarterly basis and the balance when we became a taxpayer. Under that Tax Sharing Agreement, at Hallmark Cards’ option, this 25% balance could be applied as an offset against any amounts we owed to any member of the Hallmark Cards consolidated group under any loan, line of credit or other payable, subject to any limitations under any loan indentures or contracts restricting such offsets.

In connection with the Recapitalization, the Tax Sharing Agreement was amended, effective as of January 1, 2010. Since May 9, 2000, we have been included in certain combined state income tax returns of Hallmark Cards or HEH. Consequently, we entered into a state tax sharing agreement with HEH. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH) and we file consolidated, combined or unitary state tax returns. We make tax‑sharing payments to (or receive payments from) Hallmark Cards equal to the taxes (or tax refunds) that we would pay (or receive) if we filed on a stand‑alone basis. Such payments are computed based on our taxable income (loss) and other tax items beginning the day following the May 9, 2000 reorganization.

Federal Tax Deconsolidation

On October 31, 2012, pursuant to an agreement dated October 29, 2012, Hallmark Cards caused 40 million shares of our Common Stock to be transferred from HCC to a German subsidiary of Hallmark Cards, which was not part of Hallmark Cards’ consolidated federal tax group, reducing the ownership of Hallmark Cards’ consolidated federal tax group from 90.3% to 79.2%. As a result of such transfer, we are no longer part of the Hallmark Cards’ consolidated federal tax group for federal income tax purposes.

As required pursuant to the Stockholders Agreement, the German subsidiary executed a joinder agreement thereby becoming a party to the Stockholders Agreement. As a condition of the Federal Tax Deconsolidation, we agreed that consistent with the terms of the Stockholders Agreement, we will not impede future transfers of the 40 million shares back to an affiliate of Hallmark Cards. Further, we agreed that if any taxing authority determines that the Federal Tax Deconsolidation did not result in us no longer being a member of the Hallmark Cards’ consolidated federal tax group, then the Tax Sharing Agreement will be deemed to have been continuously in effect.

The Federal Tax Deconsolidation enabled us to access $692.0 million of net operating losses we incurred prior to March 11, 2003 (the “NOLs”), the date we became part of Hallmark Cards’ consolidated federal tax group. Because of limitations in the Internal Revenue Code of 1986, as amended, Hallmark Cards’ consolidated federal tax group was restricted in its ability to utilize these NOLs. As a separate company taxpayer, we will be limited in the use of the NOLs only by our ability to generate sufficient future taxable income.

In September 2012, we obtained a private letter ruling from the Internal Revenue Service in support of our position that as a result of the Federal Tax Deconsolidation, we would no longer be part of Hallmark Cards’ consolidated federal tax group and the restrictions on its ability to utilize the NOLs will no longer apply.

Canadian Funds

During 2015, Hallmark Cards paid $6.7 million of Canadian film costs on our behalf which we reimbursed during the same period.  Additionally, we purchased $8.8 million of Canadian dollars from Hallmark Cards during 2015 at market rates.

Intercompany Services Agreement with Hallmark Cards

Hallmark Cards provides us with tax, risk management, health safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, we are obligated to pay Hallmark Cards a fee, plus out‑of‑pocket expenses and third party fees, in arrears on the last business day of each quarter.

Lease Guarantee with Hallmark Cards

On September 2, 2008, Hallmark Cards issued a guaranty for the benefit of Crown Media United States, which guaranty pertains to a lease agreement with Paramount Group, Inc. for the office space at 1325 Avenue of the Americas, New York, New York. As a condition to executing the lease agreement, the landlord required Hallmark Cards to guaranty all obligations of Crown Media United States under the lease agreement. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States paid Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the lease agreement. This guaranty was terminated on June 29, 2015.

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

Hallmark Hall of Fame Production and License Agreement

On July 6, 2011, we entered into an agreement with Hallmark Cards whereby Hallmark Cards purchased advertising time from us and provided us one‑week, limited play licenses for each of six new “Hallmark Hall of Fame” two‑hour movies produced by Hallmark Cards over the two‑year contract term. We recognized total advertising revenue of approximately $4.4 million as we fulfilled our advertising obligation to Hallmark Cards. As of December 31, 2013, all of such movies have aired on Hallmark Channel.

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

Effective September 12, 2014, the Company entered into an agreement with Hallmark Cards whereby Hallmark Cards has purchased advertising time from the Company and has provided exclusive premier rights to the two new “Hallmark Hall of Fame” two-hour movies. Additionally, the Company had exclusive rights to broadcast two “Hallmark Hall of Fame” two-hour movies, which had premiered in a previous year. The Company has received $3.0 million under this agreement in connection with Hallmark Cards’ advertising on Hallmark Channel. The Company recognized advertising revenue of approximately $3.8 million as it fulfilled its advertising obligations to Hallmark Cards over the life of the agreement. As of December 31, 2015, four of these movies had aired on Hallmark Channel.

Effective July 28, 2015, the Company entered into a new agreement with Hallmark Cards, pursuant to which Hallmark Cards has provided exclusive premier rights to a new holiday Hallmark Hall of Fame two-hour movie and has purchased advertising time from the Company for $2.3 million. The Company has received $2.3 million under this agreement and has recognized the advertising revenue as it fulfilled its advertising obligations to Hallmark Cards. As of December 31, 2015, this movie had aired on Hallmark Channel.

In February 2016, the Company entered into a new agreement with Hallmark Cards, pursuant to which the Company will become the producer and premier broadcaster of the Hallmark Hall of Fame television series. Hallmark Cards will continue to sponsor the series and will remain involved in the creative process, including approving scripts that build upon the series’ reputation for movies that entertain, enlighten and inspire. The Company would be obligated to produce two movies per year, one for Christmas and one for Valentine’s Day.

Northpole Licensing Agreements

We produced Northpole, a Hallmark Channel original holiday movie, which premiered during the 2014 holiday season. It was the first full‑length, two‑hour original holiday movie by Hallmark Channel based on Hallmark Cards’ intellectual property. Costs related to this movie have been capitalized and are included in long term programming rights on the consolidated balance sheet.

We produced Northpole II, a Hallmark Channel original holiday movie, which premiered during the 2015 holiday season. It is the second full-length, two-hour original holiday movie produced by Hallmark Channel based on Hallmark Cards’ intellectual property. Certain costs related to this movie have been capitalized and are included in long term programming rights on the consolidated balance sheet.

The Company recognized licensing revenue from Hallmark Cards in 2014 and 2015 related to merchandising rights agreements for both titles.

Other Program Licenses

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

During the holiday season in 2011, Jingle Pup and hoops & yoyo animated specials, each of which is 30‑minutes in length, aired on Hallmark Channel. The license term for Jingle Pup is from November 2011 through December 2020 and the term for hoops & yoyo is from December 2011 through December 2016. We entered into license agreements with Hallmark Cards for two animated specials, hoops & yoyo Haunted Halloween and Jingle & Bell’s Christmas Star, which aired in 2012. The license term for hoops & yoyo Haunted Halloween and Jingle & Bell’s Christmas Star is from 2012 through 2016 and from 2012 through 2021, respectively.

Stockholders Agreement

Pursuant to the Recapitalization, we entered into the Stockholders Agreement with Hallmark Cards and HCC, which provides for, among other things, the following:

Co‑sale provisions:

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

“Permitted Transfer” means any sale or transfer by HCC of its common stock to an affiliate of Hallmark Cards or pursuant to a bona fide pledge of the shares to a lender that is not an affiliate of Hallmark Cards.

Subscription rights:

Except as otherwise set forth below, any time we propose to issue equity securities of any kind, including any warrants, options or other rights to acquire equity securities and debt securities convertible into equity securities (“Proposed Securities”), we will:

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

If the Proposed Securities are to be issued to our employees or our affiliates’ employees as compensation with the approval of our Board of Directors (the “Employee Proposed Securities”), we must comply with the following:

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

Registration Rights Agreement

In connection with the Recapitalization, we and HCC are parties to the HCC Registration Rights Agreement relating to the shares of our Common Stock (i) issued to HCC or any joined party in connection with the Mergers, (ii) issuable to HCC upon conversion of the HCC Debt and upon conversion of any preferred stock, (iii) acquired by

HCC pursuant to its subscription rights as set forth in the Stockholders Agreement and (iv) issued as a dividend or other distribution with respect to, or in exchange for or in replacement of the shares of our Common Stock referred to in clauses (i)‑(iii) (the shares described in clauses (i)‑(iv) collectively, the “Registrable Securities”). The HCC Registration Rights Agreement grants (i) three demand registration rights exercisable by the holders of a majority of the Registrable Securities, (ii) three resale shelf demand rights exercisable by holders of a majority of the Registrable Securities and (iii) unlimited piggyback rights. We will bear the expenses of any of these registrations.

Trademark Agreement with Hallmark Cards

The Networks operate under the benefit of a  limited trademark license agreement with Hallmark Licensing, LLC, dated March 27, 2001 and January 1, 2004. In conjunction with the 2015 Credit Agreement, Hallmark Licensing, LLC, extended the term of the licensing agreement for an additional period that terminates on the earlier of (i) June 30, 2021 or (ii) the payment in full of all obligations, and terminations of all commitments. The amended and restated Crown Media United States trademark agreement dated June 23, 2015, permits Crown Media United States to name its network service as the “Hallmark Channel” and “Hallmark Movies and Mysteries.” The agreement contains usage standards, which limit certain types of programming and programming content aired on Crown Media United States’ network.

Under the agreement, if Hallmark Cards notifies us in writing that it has determined that we have failed to comply with the usage standards set forth in the agreement or have otherwise breached our obligations under the agreement, we are required to stop activity in non‑compliance within ten days of that notice or we may be in default of the agreement. We also may be in default if Hallmark Cards delivers such a written notice to us with respect to its standards three or more times in any 12‑month period. In addition, there may be a default under the agreement if we fail to make any payments due under loan agreements within five days of the due date, or if we receive an opinion from our auditors that shows that we no longer are a going concern.

The license agreement can be terminated immediately and without notice if we transfer in any way our rights under the license agreements, if we have an event of default under the agreement or in events of bankruptcy, insolvency or similar proceedings.

We have accounted for the agreement pursuant to the contractual terms of the arrangement, which is royalty free. Accordingly, no corresponding amounts have been reflected in our consolidated balance sheets or consolidated statements of operations and comprehensive income (loss) included in this Annual Report on Form 10‑K.

Certain Business Relationships and Conflicts of Interest

Hallmark Cards, through its wholly‑owned subsidiaries HCC and Hallmark Cards GmbH holds approximately 90.3% of our outstanding shares of Common Stock. Hallmark Cards’ control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our businesses or holders of our Common Stock. As a result, the market price of our Common Stock or our business could suffer.

Hallmark Cards’ control relationship with us also could give rise to conflicts of interest, including

•

conflicts between Hallmark Cards, as our controlling stockholder, and our other stockholders, whose interests may differ with respect to, among other things, our strategic direction or significant corporate transactions;

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
•

a  “corporate transaction opportunity” is any corporate opportunity relating to the acquisition by a third party unaffiliated with Hallmark Cards of the Company or of all or a material portion of its equity, debt, assets or voting power; and

•

a director who is Chairman of our Board of Directors or Chairman of a committee of our Board of Directors will not be deemed to be one of our officers by reason of holding that position, unless that person is one of our full‑time employees.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2015, our cash had a fair value of $50.6 million. The primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than our functional currency. We recognized foreign currency losses of $183,000 during the year ended December 31, 2015. At this time we have not entered, but in the future we may enter, into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Our interest income and expense is subject to fluctuations in interest rates.

We are exposed to market risks from fluctuations in interest rates. The objective of our financial risk management is to reduce the negative impact of interest rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

We are managing interest rate risk through the use of an interest rate swap that fixes $200.0 million of our variable-rate long-term debt. This swap limits the interest rate risk through the use of a cash flow hedge. A  decline in interest rates in the future will not generally benefit us with respect to the portion of our debt covered by the notional amount of our interest rate swap, which is $200.0 million at December 31, 2015.

We have $325.0 million of variable-rate debt as of December 31, 2015, of which $200.0 million is covered by the interest rate swap hedge notional. The margin rate can fluctuate based on changes in our consolidated leverage ratio. If our consolidated leverage ratio decreased to less than 1.50-to-1.00, our margin would decrease from 1.75% to 1.50%.  If our consolidated leverage ratio increased to more than 2.25-to-1.00 but less than 3.00-to-1.00, our margin would increase from 1.75% to 2.00%.  An increase in LIBOR by 1% would increase annual interest expense on the $125.0 million outstanding under the 2015 Term Loan by approximately $1.3 million.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our swapped, variable-rate debt. During the next twelve months, we estimate that we will reclassify $1.5 million of other comprehensive loss to interest expense. This interest expense will also impact income tax expense.

Our material liability subject to interest rate risk consisted of our 2015 Term Loan and our interest rate swap. The balance of these liabilities was $323.1 million, or 64% of total liabilities, as of December 31, 2015. Total net interest expense for the year ended December 31, 2015, was $25.0 million, 5%, of our total revenue.  Our interest expense for the 2015 Term Loan is sensitive to changes in the general level of interest rates, primarily U.S. LIBOR interest rates.

ITEM 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements begin at page F‑1 of this Annual Report on Form 10‑K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. In performing such assessment of our internal control over financial reporting, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting information required to be disclosed in reports that we file under the Securities Exchange Act of 1934, as amended.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10‑K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  Other Information

None.

PART III

The information required by this Part III is incorporated by reference to information in the Definitive Proxy Statement on Schedule 14A for our 2016 annual meeting of stockholders (the “Proxy Statement”) under the headings “Election of Directors,” “The Board of Directors,” “Corporate Governance,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Director Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions.” We intend to file the Proxy Statement with the SEC on or prior to April 30, 2016.

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is set forth in the Proxy Statement under the headings “Election of Directors,” “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “The Board of Directors” and is incorporated by reference herein.

ITEM 11.  Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement under the headings and subheadings “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Director Compensation,” and “Compensation Committee Report,” and is incorporated by reference herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement under the heading and subheadings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” and is incorporated by reference herein.

ITEM 14.  Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement under the headings “Audit Committee” and is incorporated by reference herein.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(A)List of Documents Filed as Part of This Report

(1)Consolidated Financial Statements

Reports of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2015
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2014, and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2014, and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2014, and 2015

(2)Notes to Consolidated Financial Statements

(3)Exhibits

Exhibit Number	Exhibit Title
3.1

Amended and Restated By‑Laws of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Registration Statement on Form S‑1/A (Amendment No. 3), Commission File No. 333‑95573, and incorporated herein by reference).

3.2

Second Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8‑K filed on March 1, 2010 and incorporated herein by reference).

3.3

Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8‑K filed on March 1, 2010 and incorporated herein by reference).

3.4

Third Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.3 to our Current Report on Form 8‑K filed on March 1, 2010 and incorporated herein by reference).

4.1

Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S‑1/A (Amendment No. 1), Commission File No. 333‑95573, and incorporated herein by reference).

10.1

Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8‑K, filed on October 17, 2005, and incorporated herein by reference).

10.2

Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed on May 7, 2001 (Commission File No. 000‑30700 and Film No. 1623520), and incorporated herein by reference).

10.3

Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10‑K filed on March 28, 2003 (Commission File No. 000‑30700 and Film No. 03626484) and incorporated by reference herein).

10.4

Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10‑Q filed on November 10, 2003 (Commission File No. 000‑30700 and Film No. 03988106) and incorporated by reference herein).

Exhibit Number	Exhibit Title
10.5

Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10‑Q filed on November 15, 2004 and incorporated by reference herein).

10.6

Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10‑Q filed on November 7, 2005 and incorporated by reference herein).

10.7

Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10‑Q, filed May 10, 2006, and incorporated herein by reference.)

10.8

Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10‑Q, filed August 8, 2007, and incorporated herein by reference).

10.9

Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10‑Q, filed August 6, 2008, and incorporated herein by reference).

10.10

Trademark License Extension Agreement (Hallmark Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10‑Q filed November 5, 2009, and incorporated herein by reference).

10.11

Trademark License Extension Agreement (Hallmark Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.13 to our Quarter Report on Form 10‑Q filed on August 12, 2010, and incorporated herein by reference).

10.12

Trademark License Extension Agreement (Hallmark Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on July 14, 2011, and incorporated herein by reference).

10.13

Movie Channel Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10‑K, filed March 12, 2008, and incorporated herein by reference).

10.14

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10‑Q filed on November 7, 2005 and incorporated by reference herein).

10.15

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10‑K, filed March 8, 2007, and incorporated herein by reference).

10.16

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10‑Q, filed August 8, 2007, and incorporated herein by reference).

10.17

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10‑Q, filed August 6, 2008, and incorporated herein by reference).

10.18

Trademark License Extension Agreement (Hallmark Movie Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed November 5, 2009, and incorporated herein by reference).

10.19

Trademark License Extension Agreement (Hallmark Movie Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.14 to our Quarter Report on Form 10‑Q filed on August 12, 2010, and incorporated herein by reference).

10.20

Trademark License Extension Agreement (Hallmark Movie Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on July 14, 2011, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.21

Trademark License Waiver Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.46 to our Annual Report on Form 10‑K filed on March 4, 2010, and incorporated herein by reference).

10.22

Amended and Restated Trademark License Agreement (Hallmark Channel and Hallmark Movies and Mysteries) dated as of June 23, 2015, by and between Hallmark Licensing, LLC and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 3, 2015, and incorporated herein by reference).

10.23

Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC), dated November 13, 1998 (previously filed as Exhibit 10.11 to our Registration Statement on Form S 1/A (Amendment No. 1) filed on March 10, 2000 (Commission File No. 333 95573 and incorporated herein by reference).

10.24

Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10‑K, filed on March 29, 2002 (Commission File No. 000‑30700 and Film No. 02594577) and incorporated herein by reference).

10.25

Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10‑Q filed on May 7, 2001 (Commission File No. 000‑30700 and Film No. 1623520) and incorporated herein by reference).

10.26

Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10‑Q filed on May 15, 2003 (Commission File No. 000‑30700 and Film No. 03701984), and incorporated herein by reference).

10.27

Company Agreement for Citi TeeVee, LLC effective July 1999, by and among Citi TeeVee, LLC and Odyssey Holdings, LLC (previously filed as Exhibit 3.4 to our Registration Statement on Form S‑4 filed on September 26, 2011and incorporated herein by reference).

10.28

Company Agreement for Doone City Pictures, LLC, effective July 1999, by and among the Doone City Pictures, LLC and Odyssey Holdings, LLC (previously filed as Exhibit 3.5 to our Registration Statement on Form S‑4 filed on September 26, 2011and incorporated herein by reference).

10.29	CM Intermediary, LLC Operating Agreement (previously filed as Exhibit 3.6 to our Registration Statement on Form S‑4 filed on September 26, 2011and incorporated herein by reference).
10.30

Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10‑K filed on March 28, 2003 (Commission File No. 000‑30700 and Film No. 03626484) and incorporated herein by reference).

10.31

Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10‑K filed on March 29, 2006, and incorporated herein by reference.)

10.32

Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10‑K, filed March 8, 2007, and incorporated herein by reference).

10.33

Intercompany Services Extension Agreement, dated as of January 1, 2008, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10‑K, filed March 12, 2008, and incorporated herein by reference).

10.34

Intercompany Services Amendment and Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.53 to our Annual Report on Form 10‑K filed March 5, 2009, and incorporated herein by reference).

10.35

Intercompany Services Extension Agreement, dated as of January 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.58 to our Annual Report on Form 10‑K filed on March 4, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.36

Intercompany Services Extension Agreement, dated as of January 1, 2011, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.50 to our Annual Report on Form 10‑K filed on March 3, 2011 and incorporated herein by reference.)

10.37

Intercompany Services Extension Agreement, dated as of January 1, 2012, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.36 to our Annual Report on Form 10‑K filed on March 1, 2012 and incorporated by reference herein).

10.38

Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10‑K filed on March 28, 2003 (Commission File No. 000‑30700 and Film No. 03626484) and incorporated by reference herein).

10.39

State Tax Sharing Agreement, dated as of May 9, 2000, by and among Hallmark Entertainment, Inc., Crown Media, Inc., Crown Media Holdings, Inc. and certain other parties thereto. (previously filed as Exhibit 10.38 to our Annual Report on Form 10‑K filed on March 1, 2012 and incorporated by reference herein).

10.40

Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10‑Q filed on August 14, 2003 (Commission File No. 000‑ 30700 and Film No. 03846439) and incorporated by reference herein).

10.41

Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit I to Appendix A—Master Recapitalization Agreement, dated February 26, 2010 of our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.42

Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10‑Q/A filed on January 10, 2002 (Commission File No. 000‑ 30700 and Film No. 2506612) and incorporated herein by reference).

10.43

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10‑Q/A filed on January 10, 2002 (Commission File No. 000‑30700 and Film No. 2506612) and incorporated herein by reference).

10.44

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10‑Q/A filed on January 10, 2002 (Commission File No. 000‑30700 and Film No. 2506612) and incorporated herein by reference).

10.45

Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10‑Q/A filed on January 10, 2002 (Commission File No. 000‑30700 and Film No. 2506612) and incorporated herein by reference).

10.46*

Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10‑K filed on March 27, 2001 (Commission File No. 000‑ 30700 and Film No. 1580885), and incorporated herein by reference).

10.47*

Deferred Compensation Plan Amended and Restated, effective January 1, 2008, of Crown Media Holdings, Inc. (previously filed as Exhibit 10.76 to our Annual Report on Form 10‑K filed March 5, 2009, and incorporated herein by reference).

10.48*

Executive Employment Agreement dated as of May 7, 2009 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8‑K filed on May 6, 2009 and incorporated herein by reference).

10.49*

Amendment to Executive Employment Agreement, dated May 11, 2010 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8‑K filed on May 13, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.50*

Amendment to Executive Employment Agreement, dated March 1, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed on May 3, 2012 and incorporated herein by reference).

10.51*

Amendment to Executive Employment Agreement, dated June 27, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed on July 27, 2012 and incorporated herein by reference).

10.52*

Amendment to Executive Employment Agreement, dated February 18, 2015 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference).

10.53*

Executive Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10‑Q, filed August 9, 2006, and incorporated herein by reference.)

10.54*

Executive Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10‑K, filed March 12, 2008, and incorporated herein by reference).

10.55*

Amendment to Executive Employment Agreement, dated May 3, 2010 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.2 to our Current Report on Form 8‑K filed on May 13, 2010 and incorporated herein by reference).

10.56*

Amendment to Executive Employment Agreement, dated January 1, 2012, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.52 to our Annual Report on Form 10‑K filed on March 1, 2012 and incorporated by reference herein).

10.57*

Amendment to Executive Employment Agreement, dated January 1, 2014, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.55 to our Annual Report on Form 10‑K, filed on February 21, 2014 and incorporated by reference herein).

10.58

Purchase and Sale Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8‑K, filed on October 6, 2006, and incorporated herein by reference).

10.59

Amendment No. 1 to Purchase and Sale Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8‑K, filed on December 21, 2006, and incorporated herein by reference).

10.60**

Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and Crown Media United States, LLC** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10‑Q, filed August 6, 2008, and incorporated herein by reference).

10.61

Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10 Q, filed November 6, 2008, and incorporated herein by reference).

10.62

Amendment No. 2 to Lease Agreement, dated July 2, 2015, and by and between 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed August 3, 2015, and incorporated herein by reference).

10.63*

Executive Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10 Q filed November 5, 2009, and incorporated herein by reference).

10.64*

Executive Employment Agreement, dated as of January 1, 2014, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.62 to our Annual Report on Form 10 K, filed on February 21, 2014, and incorporated by reference herein).

10.65*

Executive Employment Agreement, dated March 7, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10 Q filed on May 5, 2011 and incorporated herein by reference).

10.66*

Amendment to Executive Employment Agreement, effective January 1, 2013 between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Current Report on Form 8 K filed on January 9, 2013 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.67*

Executive Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.60 to our Annual Report on Form 10 K filed on March 1, 2012 and incorporated by reference herein).

10.68*

Amendment to Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.67 to our Annual Report on Form 10 K, filed on February 21, 2014, and incorporated herein by reference).

10.69

Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10 Q filed on May 7, 2009 and incorporated herein by reference).

10.70

Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 (previously filed as Exhibit 10.82 to our Annual Report on Form 10 K, filed on March 3, 2011, and incorporated herein by reference).

10.71

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

10.74

Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10 Q, filed August 12, 2010, and incorporated herein by reference).

10.75

Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8 K filed on July 14, 2011, and incorporated herein by reference).

10.76

Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8 K filed on July 14, 2011, and incorporated herein by reference).

10.77*

Executive Employment Agreement, dated January 1, 2012, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.2 1 to our Quarterly Report on Form 10 Q filed on July 27, 2012 and incorporated herein by reference).

10.78*

Amendment to Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.77 to our Annual Report on Form 10 K, filed on February 21, 2014, and incorporated by reference herein).

10.79*

Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Laura Lee (previously filed as Exhibit 10.78 to our Annual Report on Form 10 K, filed on February 21, 2014 and incorporated by reference herein).

10.80*

Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Kristen Roberts (previously filed as Exhibit 10.79 to our Annual Report on Form 10 K, filed on February 21, 2014 and incorporated by reference herein).

10.81

Acknowledgment and Agreement, dated October 29, 2012, between HC Crown, LLC, Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8 K filed on October 29, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.82

Credit Agreement, dated as of June 25, 2015, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and Wells Fargo Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3, 2015, and incorporated herein by reference).

21.1	List of Subsidiaries.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a‑14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a‑14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

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

February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Abbott William J. Abbott	Director and Principal Executive Officer	February 19, 2016

/s/ Andrew Rooke Andrew Rooke	Principal Financial and Accounting Officer	February 19, 2016

/s/ Dwight C. Arn Dwight C. Arn	Director	February 19, 2016

/s/ Robert Bloss Robert Bloss	Director	February 19, 2016

/s/ Molly Biwer Molly Biwer	Director	February 19, 2016

/s/ William Cella William Cella	Director	February 19, 2016

/s/ Glenn Curtis Glenn Curtis	Director	February 19, 2016

/s/ Brian Gardner Brian Gardner	Director	February 19, 2016

/s/ Donald J. Hall, Jr. Donald J. Hall, Jr.	Director	February 19, 2016

/s/ A. Drue Jennings A. Drue Jennings	Director	February 19, 2016

/s/ Peter A. Lund Peter A. Lund	Director	February 19, 2016

/s/ James Shay James Shay	Director	February 19, 2016

/s/ Deanne R. Stedem Deanne R. Stedem	Director	February 19, 2016

Exhibit Number	Exhibit Title
3.1

Amended and Restated By‑Laws of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Registration Statement on Form S‑1/A (Amendment No. 3), Commission File No. 333‑95573, and incorporated herein by reference).

3.2

Second Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8‑K filed on March 1, 2010 and incorporated herein by reference).

3.3

Certificate of Designation, Powers, Preferences, Qualifications, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of Crown Media Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8‑K filed on March 1, 2010 and incorporated herein by reference).

3.4

Third Amended and Restated Certificate of Incorporation of Crown Media Holdings, Inc. (previously filed as Exhibit 3.3 to our Current Report on Form 8‑K filed on March 1, 2010 and incorporated herein by reference).

4.1

Form of Specimen Certificate for our Class A Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S‑1/A (Amendment No. 1), Commission File No. 333‑95573, and incorporated herein by reference).

10.1

Second Amended and Restated Program License Agreement, dated as of January 1, 2005, by and between Hallmark Entertainment Distribution, LLC (now RHI Entertainment Distribution, LLC) and Crown Media United States, LLC (previously filed as Exhibit 99.1 to our Current Report on Form 8‑K, filed on October 17, 2005, and incorporated herein by reference).

10.2

Amended and Restated Trademark License Agreement, dated as of March 27, 2001, by and between Hallmark Licensing, Inc. and Odyssey Holdings, LLC (now known as Crown Media United States, LLC) (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed on May 7, 2001 (Commission File No. 000‑30700 and Film No. 1623520), and incorporated herein by reference).

10.3

Trademark License Extension Agreement, dated as of November 30, 2002, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.32 to our Annual Report on Form 10‑K filed on March 28, 2003 (Commission File No. 000‑30700 and Film No. 03626484) and incorporated by reference herein).

10.4

Trademark License Amendment and Extension Agreement, dated as of August 28, 2003, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10‑Q filed on November 10, 2003 (Commission File No. 000‑30700 and Film No. 03988106) and incorporated by reference herein).

10.5

Trademark License Extension Agreement, dated as of August 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10‑Q filed on November 15, 2004 and incorporated by reference herein).

10.6

Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10‑Q filed on November 7, 2005 and incorporated by reference herein).

10.7

Trademark License Extension Agreement (Hallmark Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10‑Q, filed May 10, 2006, and incorporated herein by reference.)

10.8

Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.11 to our Quarterly Report on Form 10‑Q, filed August 8, 2007, and incorporated herein by reference).

10.9

Trademark License Extension Agreement (Hallmark Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10‑Q, filed August 6, 2008, and incorporated herein by reference).

10.10

Trademark License Extension Agreement (Hallmark Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10‑Q filed November 5, 2009, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.11

Trademark License Extension Agreement (Hallmark Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.13 to our Quarter Report on Form 10‑Q filed on August 12, 2010, and incorporated herein by reference).

10.12

Trademark License Extension Agreement (Hallmark Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on July 14, 2011, and incorporated herein by reference).

10.13

Movie Channel Trademark License Agreement (Hallmark Movie Channel), dated as of January 1, 2004, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.33 to our Annual Report on Form 10‑K, filed March 12, 2008, and incorporated herein by reference).

10.14

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2005, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10‑Q filed on November 7, 2005 and incorporated by reference herein).

10.15

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of April 10, 2006, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.98 to our Annual Report on Form 10‑K, filed March 8, 2007, and incorporated herein by reference).

10.16

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2007, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10‑Q, filed August 8, 2007, and incorporated herein by reference).

10.17

Trademark License Extension Agreement (Hallmark Movie Channel), dated as of August 1, 2008, by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10‑Q, filed August 6, 2008, and incorporated herein by reference).

10.18

Trademark License Extension Agreement (Hallmark Movie Channel) dated August 15, 2009 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed November 5, 2009, and incorporated herein by reference).

10.19

Trademark License Extension Agreement (Hallmark Movie Channel) dated June 29, 2010 by and between Hallmark Licensing Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.14 to our Quarter Report on Form 10‑Q filed on August 12, 2010, and incorporated herein by reference).

10.20

Trademark License Extension Agreement (Hallmark Movie Channel) dated as of July 14, 2011 by and between Hallmark Licensing, Inc. and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on July 14, 2011, and incorporated herein by reference).

10.21

Trademark License Waiver Agreement (Hallmark Channel and Hallmark Movie Channel) dated March 3, 2010, by and between Hallmark Licensing Inc. and Crown Media United States, LLC. (previously filed as Exhibit 10.46 to our Annual Report on Form 10‑K filed on March 4, 2010, and incorporated herein by reference).

10.22

Amended and Restated Trademark License Agreement (Hallmark Channel and Hallmark Movies and Mysteries) dated as of June 23, 2015, by and between Hallmark Licensing, LLC and Crown Media United States, LLC (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 3, 2015, and incorporated herein by reference).

10.23

Amended and Restated Company Agreement of Odyssey Holdings, L.L.C. (now known as Crown Media United States, LLC), dated November 13, 1998 (previously filed as Exhibit 10.11 to our Registration Statement on Form S 1/A (Amendment No. 1) filed on March 10, 2000 (Commission File No. 333 95573 and incorporated herein by reference).

10.24

Amendment to the Amended and Restated Company Agreement of Odyssey Holdings, LLC, dated March 15, 2001 (previously filed as Exhibit 10.22 to our Annual Report on Form 10‑K, filed on March 29, 2002 (Commission File No. 000‑30700 and Film No. 02594577) and incorporated herein by reference).

10.25

Agreement, dated as of February 22, 2001, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10‑Q filed on May 7, 2001 (Commission File No. 000‑30700 and Film No. 1623520) and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.26

Agreement, dated as of March 5, 2003, by and among Odyssey Holdings, LLC, National Interfaith Cable Coalition, Inc. and VISN Management Corp. (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10‑Q filed on May 15, 2003 (Commission File No. 000‑30700 and Film No. 03701984), and incorporated herein by reference).

10.27

Company Agreement for Citi TeeVee, LLC effective July 1999, by and among Citi TeeVee, LLC and Odyssey Holdings, LLC (previously filed as Exhibit 3.4 to our Registration Statement on Form S‑4 filed on September 26, 2011and incorporated herein by reference).

10.28

Company Agreement for Doone City Pictures, LLC, effective July 1999, by and among the Doone City Pictures, LLC and Odyssey Holdings, LLC (previously filed as Exhibit 3.5 to our Registration Statement on Form S‑4 filed on September 26, 2011and incorporated herein by reference).

10.29	CM Intermediary, LLC Operating Agreement (previously filed as Exhibit 3.6 to our Registration Statement on Form S‑4 filed on September 26, 2011and incorporated herein by reference).
10.30

Intercompany Services Agreement, made as of December 23, 2002, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.38 to our Annual Report on Form 10‑K filed on March 28, 2003 (Commission File No. 000‑30700 and Film No. 03626484) and incorporated herein by reference).

10.31

Intercompany Services Extension Agreement, dated as of January 1, 2006, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.42 to our Annual Report on Form 10‑K filed on March 29, 2006, and incorporated herein by reference.)

10.32

Intercompany Services Extension Agreement, dated as of January 1, 2007, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.99 to our Annual Report on Form 10‑K, filed March 8, 2007, and incorporated herein by reference).

10.33

Intercompany Services Extension Agreement, dated as of January 1, 2008, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10‑K, filed March 12, 2008, and incorporated herein by reference).

10.34

Intercompany Services Amendment and Extension Agreement, dated as of January 1, 2009, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.53 to our Annual Report on Form 10‑K filed March 5, 2009, and incorporated herein by reference).

10.35

Intercompany Services Extension Agreement, dated as of January 1, 2010, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.58 to our Annual Report on Form 10‑K filed on March 4, 2010 and incorporated herein by reference).

10.36

Intercompany Services Extension Agreement, dated as of January 1, 2011, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.50 to our Annual Report on Form 10‑K filed on March 3, 2011 and incorporated herein by reference.)

10.37

Intercompany Services Extension Agreement, dated as of January 1, 2012, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.36 to our Annual Report on Form 10‑K filed on March 1, 2012 and incorporated by reference herein).

10.38

Federal Income Tax Sharing Agreement, dated March 11, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.45 to our Annual Report on Form 10‑K filed on March 28, 2003 (Commission File No. 000‑30700 and Film No. 03626484) and incorporated by reference herein).

10.39

State Tax Sharing Agreement, dated as of May 9, 2000, by and among Hallmark Entertainment, Inc., Crown Media, Inc., Crown Media Holdings, Inc. and certain other parties thereto. (previously filed as Exhibit 10.38 to our Annual Report on Form 10‑K filed on March 1, 2012 and incorporated by reference herein).

10.40

Amendment No. 1 to Federal Income Tax Sharing Agreement, dated August 5, 2003, by and between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10‑Q filed on August 14, 2003 (Commission File No. 000‑ 30700 and Film No. 03846439) and incorporated by reference herein).

Exhibit Number	Exhibit Title
10.41

Amendment No. 2 to Federal Income Tax Sharing Agreement between Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit I to Appendix A—Master Recapitalization Agreement, dated February 26, 2010 of our Schedule 14C Information Statement filed on May 21, 2010 and incorporated herein by reference).

10.42

Stock Purchase Agreement, dated as of August 20, 2001, by and between Crown Media Holdings, Inc. and DIRECTV Enterprises, Inc. (previously filed as Exhibit 10.7.1 to our Amendment No.1 to our Quarterly Report on Form 10‑Q/A filed on January 10, 2002 (Commission File No. 000‑ 30700 and Film No. 2506612) and incorporated herein by reference).

10.43

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of August 20, 2001, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.2 to our Amendment No.1 to our Quarterly Report on Form 10‑Q/A filed on January 10, 2002 (Commission File No. 000‑30700 and Film No. 2506612) and incorporated herein by reference).

10.44

Affiliation Agreement for DBS Satellite Exhibition of Cable Network Programming, dated as of March 6, 2000, by and between Crown Media United States, LLC, and DIRECTV, Inc. (previously filed as Exhibit 10.7.3 to our Amendment No.1 to our Quarterly Report on Form 10‑Q/A filed on January 10, 2002 (Commission File No. 000‑30700 and Film No. 2506612) and incorporated herein by reference).

10.45

Letter, dated August 30, 2001, by and between DIRECTV, Inc. and Crown Media Holdings, Inc. (previously filed as Exhibit 10.7.4 to our Amendment No.1 to our Quarterly Report on Form 10‑Q/A filed on January 10, 2002 (Commission File No. 000‑30700 and Film No. 2506612) and incorporated herein by reference).

10.46*

Amended and Restated Crown Media Holdings, Inc. 2000 Long Term Incentive Plan (previously filed as Exhibit 10.13 to Our Annual Report on Form 10‑K filed on March 27, 2001 (Commission File No. 000‑ 30700 and Film No. 1580885), and incorporated herein by reference).

10.47*

Deferred Compensation Plan Amended and Restated, effective January 1, 2008, of Crown Media Holdings, Inc. (previously filed as Exhibit 10.76 to our Annual Report on Form 10‑K filed March 5, 2009, and incorporated herein by reference).

10.48*

Executive Employment Agreement dated as of May 7, 2009 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8‑K filed on May 6, 2009 and incorporated herein by reference).

10.49*

Amendment to Executive Employment Agreement, dated May 11, 2010 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Current Report on Form 8‑K filed on May 13, 2010 and incorporated herein by reference).

10.50*

Amendment to Executive Employment Agreement, dated March 1, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed on May 3, 2012 and incorporated herein by reference).

10.51*

Amendment to Executive Employment Agreement, dated June 27, 2012 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q filed on July 27, 2012 and incorporated herein by reference).

10.52*

Amendment to Executive Employment Agreement, dated February 18, 2015 between Crown Media Holdings, Inc. and William Abbott (previously filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on February 20, 2015, and incorporated herein by reference).

10.53*

Executive Employment Agreement dated August 8, 2006, between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10‑Q, filed August 9, 2006, and incorporated herein by reference.)

10.54*

Executive Employment Agreement Amendment dated January 29, 2008 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.85 to our Annual Report on Form 10‑K, filed March 12, 2008, and incorporated herein by reference).

10.55*

Amendment to Executive Employment Agreement, dated May 3, 2010 between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.2 to our Current Report on Form 8‑K filed on May 13, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.56*

Amendment to Executive Employment Agreement, dated January 1, 2012, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.52 to our Annual Report on Form 10‑K filed on March 1, 2012 and incorporated by reference herein).

10.57*

Amendment to Executive Employment Agreement, dated January 1, 2014, by and between Crown Media Holdings, Inc. and Charles Stanford (previously filed as Exhibit 10.55 to our Annual Report on Form 10‑K, filed on February 21, 2014 and incorporated by reference herein).

10.58

Purchase and Sale Agreement, dated as of October 3, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC. (previously filed as Exhibit 10.1 to our Current Report on Form 8‑K, filed on October 6, 2006, and incorporated herein by reference).

10.59

Amendment No. 1 to Purchase and Sale Agreement, dated as of December 15, 2006, by and among Crown Media Holdings, Inc., CM Intermediary, LLC, Crown Media Distribution, LLC and RHI Enterprises, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8‑K, filed on December 21, 2006, and incorporated herein by reference).

10.60**

Television License Agreement, dated as of January 1, 2008 between Hallmark Hall of Fame Productions, Inc. and Crown Media United States, LLC** (previously filed as Exhibit 10.6 to our Quarterly Report on Form 10‑Q, filed August 6, 2008, and incorporated herein by reference).

10.61

Lease Agreement, dated September 8, 2008, by and between Paramount Group, Inc., 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10 Q, filed November 6, 2008, and incorporated herein by reference).

10.62

Amendment No. 2 to Lease Agreement, dated July 2, 2015, and by and between 1325 Avenue of the Americas, L.P., and Crown Media United States, LLC (previously filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed August 3, 2015, and incorporated herein by reference).

10.63*

Executive Employment Agreement, dated as of June 15, 2009, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10 Q filed November 5, 2009, and incorporated herein by reference).

10.64*

Executive Employment Agreement, dated as of January 1, 2014, by and between Crown Media Holdings, Inc. and Edward Georger (previously filed as Exhibit 10.62 to our Annual Report on Form 10 K, filed on February 21, 2014, and incorporated by reference herein).

10.65*

Executive Employment Agreement, dated March 7, 2011, by and between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10 Q filed on May 5, 2011 and incorporated herein by reference).

10.66*

Amendment to Executive Employment Agreement, effective January 1, 2013 between Crown Media Holdings, Inc. and Andrew Rooke (previously filed as Exhibit 10.1 to our Current Report on Form 8 K filed on January 9, 2013 and incorporated herein by reference).

10.67*

Executive Employment Agreement, dated as of January 1, 2012, by and between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.60 to our Annual Report on Form 10 K filed on March 1, 2012 and incorporated by reference herein).

10.68*

Amendment to Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Michelle Vicary (previously filed as Exhibit 10.67 to our Annual Report on Form 10 K, filed on February 21, 2014, and incorporated herein by reference).

10.69

Form of 2009 Long Term Incentive Compensation Agreement effective as of January 1, 2009 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10 Q filed on May 7, 2009 and incorporated herein by reference).

10.70

Form of 2010 Long Term Incentive Compensation Agreement effective as of January 1, 2010 (previously filed as Exhibit 10.82 to our Annual Report on Form 10 K, filed on March 3, 2011, and incorporated herein by reference).

10.71

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
10.72

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

10.74

Amendment by letter dated March 19, 2010 to Master Recapitalization Agreement (previously filed as Exhibit 10.10 to our Quarterly Report on Form 10 Q, filed August 12, 2010, and incorporated herein by reference).

10.75

Credit Agreement, dated as of July 14, 2011, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Current Report on Form 8 K filed on July 14, 2011, and incorporated herein by reference).

10.76

Registration Rights Agreement, dated July 14, 2011, by and among Crown Media Holdings, Inc., the Guarantors named therein and J.P. Morgan Securities LLC (previously filed as Exhibit 10.1 to our Current Report on Form 8 K filed on July 14, 2011, and incorporated herein by reference).

10.77*

Executive Employment Agreement, dated January 1, 2012, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.2 1 to our Quarterly Report on Form 10 Q filed on July 27, 2012 and incorporated herein by reference).

10.78*

Amendment to Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Susanne McAvoy (previously filed as Exhibit 10.77 to our Annual Report on Form 10 K, filed on February 21, 2014, and incorporated by reference herein).

10.79*

Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Laura Lee (previously filed as Exhibit 10.78 to our Annual Report on Form 10 K, filed on February 21, 2014 and incorporated by reference herein).

10.80*

Executive Employment Agreement, dated January 1, 2014, between Crown Media Holdings, Inc. and Kristen Roberts (previously filed as Exhibit 10.79 to our Annual Report on Form 10 K, filed on February 21, 2014 and incorporated by reference herein).

10.81

Acknowledgment and Agreement, dated October 29, 2012, between HC Crown, LLC, Hallmark Cards, Incorporated and Crown Media Holdings, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8 K filed on October 29, 2012 and incorporated herein by reference).

10.82

Credit Agreement, dated as of June 25, 2015, among Crown Media Holdings, Inc., as Borrower, the lenders named therein, and Wells Fargo Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3, 2015, and incorporated herein by reference).

21.1	List of Subsidiaries.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a‑14(a) Certification executed by the Company’s President and Chief Executive Officer.
31.2	Rule 13a‑14(a) Certification executed by the Company’s Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

*       Management contract or compensating plan or arrangement.

**     Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the SEC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Media Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Media Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Media Holdings, Inc.:

We have audited Crown Media Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Media Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s  Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Crown Media Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Media Holdings, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015,  and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 19, 2016

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of December 31,
	2014	2015
ASSETS
Cash and cash equivalents	$60,888	$50,604
Accounts receivable, less allowance for doubtful accounts of $265 and $251, respectively	118,277	155,813
Programming rights	85,950	108,000
Prepaid programming rights	10,419	—
Prepaid and other assets	3,459	4,109
Total current assets	278,993	318,526

Long-term receivable	—	293
Programming rights	221,664	272,016
Prepaid programming rights	29,363	23,947
Property and equipment, net	10,763	8,588
Deferred tax assets, net	194,368	146,180
Debt issuance costs, net	227	805
Prepaid and other assets	5,051	3,749
Goodwill	314,033	314,033
Total assets	$1,054,462	$1,088,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$29,588	$30,920
Audience deficiency reserve liability	5,926	10,928
Programming rights payable	66,726	73,654
Payables to Hallmark Cards affiliates	150	353
Interest payable	13,079	1,266
Current maturities of long-term debt	20,000	12,188
Total current liabilities	135,469	129,309

Accrued liabilities	17,629	19,399
Programming rights payable	45,676	48,909
Derivative liability	—	735
Long-term debt, net of current maturities	362,050	310,222
Total liabilities	560,824	508,574

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2014 and December 31, 2015	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated comprehensive loss	—	(158)
Accumulated deficit	(1,572,777)	(1,486,694)
Total stockholders’ equity	493,638	579,563
Total liabilities and stockholders’ equity	$1,054,462	$1,088,137

The accompanying notes are an integral part of these consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2013	2014	2015
Revenue:
Advertising	$291,710	$323,033	$382,716
Advertising by Hallmark Cards	3,095	4,658	3,528
Subscriber fees	81,818	82,903	85,324
Other revenue (including $0, $900 and $775 from Hallmark Cards for 2013, 2014 and 2015)	1,178	5,002	7,166
Total revenue, net	377,801	415,596	478,734
Cost of Services:
Programming costs
Non-affiliates	130,572	144,645	172,806
Hallmark Cards affiliate	3,429	3,951	3,385
Amortization of capital lease	1,158	1,158	1,158
Other costs of services	13,990	15,375	21,846
Total cost of services	149,149	165,129	199,195
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	63,438	68,570	76,165
Marketing expense	11,544	12,436	15,423
Depreciation and amortization expense	1,850	2,468	2,700
Gain from extinguishment	(121)	—	—
Income from continuing operations before interest and income tax expense	151,941	166,993	185,251
Interest income	—	303	363
Interest expense	(42,577)	(39,566)	(25,391)
Loss on extinguishment of debt	—	(3,668)	(22,478)
Income before income tax expense and discontinued operations	109,364	124,062	137,745
Income tax benefit (expense)	(41,649)	(28,936)	(51,662)
Income from continuing operations	$67,715	$95,126	$86,083
Loss from sale of discontinued operations, net of tax	—	(629)	—
Net income	$67,715	$94,497	$86,083

Other comprehensive income (loss):
Unrealized loss on derivatives, net of tax	—	—	(158)
Comprehensive income (loss)	$67,715	$94,497	$85,925

Weighted average number of shares of common stock outstanding, basic and diluted	359,676	359,676	359,676
Income per share from operations, basic and diluted	$0.19	$0.26	$0.24
Loss from sale of discontinued operations, basic and diluted	$—	$—	$—
Net income per share of common stock, basic and diluted	$0.19	$0.26	$0.24

The accompanying notes are an integral part of these consolidated statements of operations and comprehensive income (loss).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

		Class A		Other		Total
	Class A	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Stock	Capital	Loss	Deficit	Equity
Balances, December 31, 2012	359,676	$3,597	$2,062,751	$—	$(1,734,989)	$331,359
Additional paid-in capital from refund under tax sharing agreement	—	—	67	—	—	67
Net income	—	—	—	—	67,715	67,715
Balances, December 31, 2013	359,676	3,597	2,062,818	—	(1,667,274)	399,141
Net income	—	—	—	—	94,497	94,497
Balances, December 31, 2014	359,676	3,597	2,062,818	—	(1,572,777)	493,638
Accumulated other comprehensive loss, net of tax	—	—	—	(158)	—	(158)
Net income	—	—	—	—	86,083	86,083
Balances, December 31, 2015	359,676	$3,597	$2,062,818	$(158)	$(1,486,694)	$579,563

The accompanying notes are an integral part of these consolidated statements of stockholders’ equity.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,715	$94,497	$86,083
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from extinguishment of indemnification	(121)	—	—
Loss from sale of discontinued operations	—	629	—
Loss from early extinguishment of debt	—	3,668	22,478
Depreciation and amortization	139,879	155,288	183,030
Provision for allowance for doubtful accounts	875	187	483
Gain on sale of property and equipment	(12)	(10)	(5)
Deferred income tax (benefit) expense	39,562	26,081	48,829
Non-cash compensation	242	36	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,426)	(13,851)	(38,312)
Additions to programming rights	(146,560)	(182,733)	(248,594)
(Increase) decrease in prepaid and other assets	(10,011)	(7,971)	14,287
Increase (decrease) in accounts payable, accrued and other liabilities	(6,061)	11,338	10,431
Decrease in interest payable	(14)	(1,376)	(11,892)
Increase in derivative payable	—	—	485
(Decrease) increase in payables to Hallmark Cards affiliates	(2,156)	(1)	6
(Decrease) increase in programming rights payable	(12,334)	(16,472)	10,161
Net cash provided by operating activities	57,578	69,310	77,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,530)	(2,729)	(2,133)
Proceeds from disposal of property and equipment	19	10	18
Net cash used in investing activities	(1,511)	(2,719)	(2,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the 2011 Term Loan	(33,210)	(36,503)	(119,637)
Redemption of Notes	—	(28,497)	(271,503)
Premium on redemption of Notes	—	(3,140)	(14,254)
Principal payments on the 2015 Revolver	—	—	(25,000)
Issuance of the 2015 Term Loan	—	—	325,000
Issuance of the 2015 Revolver	—	—	25,000
Transactions costs incurred	(1,546)	—	(3,808)
Principal payments on capital lease obligations	(1,266)	(1,313)	(1,437)
Net cash used in financing activities	(36,022)	(69,453)	(85,639)
Net increase (decrease) in cash and cash equivalents	20,045	(2,862)	(10,284)
Cash and cash equivalents, beginning of year	43,705	63,750	60,888
Cash and cash equivalents, end of year	$63,750	$60,888	$50,604

Supplemental disclosure of cash and non-cash activities:
Interest paid	$40,414	$38,464	$34,837
Taxes paid	$2,761	$2,977	$3,388
Additional paid-in capital for tax transactions	$(67)	$—	$—
Assets acquired through capital lease obligations	$—	$21	$—
Capital expenditures included in accounts payable	$396	$968	$1,165

The accompanying notes are an integral part of these consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2014 and 2015

1. Business and Organization

Crown Media Holdings, Inc. (“Crown Media Holdings” or the “Company”), through its wholly‑owned subsidiary Crown Media United States, LLC (“Crown Media United States”) owns and operates pay television networks dedicated to high quality, entertainment programming for adults and families in the United States. Majority ownership of the Company is held by Hallmark Cards, Incorporated (“Hallmark Cards”) through its subsidiaries H C Crown, LLC (“HCC”) and Hallmark Cards GmbH.

The Company’s continuing operations are currently organized into one operating segment, the Networks.

2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Crown Media Holdings and its wholly‑owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event may be required.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the collectibility of accounts receivable, the valuation of goodwill, intangible assets and other long-lived assets, the net realizable value of programming rights, the fair value of film assets, legal contingencies, indemnifications, barter transactions, and assumptions used in the calculation of income taxes and related valuation allowance, among others.

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

Programming Rights

Programming rights usually comprise feature films, series, shows, and other broadcastable productions that make up a broadcaster’s television schedules. Individual rights on which these programming assets are based are also referred to as film rights. Film rights comprise the rights associated with a film or program that a television broadcaster must hold in order to exploit it on the market. Such film rights are usually acquired in the form of a film or television licensing agreement, for example with license sellers, or in the form of production agreements with producers. Among other things, a licensing agreement stipulates the type and amount of the license fee, the broadcast area, broadcast time, number of broadcasts, and the form of exploitation.

The Company’s programming rights principally consist of rights to off‑network, theatrical and original movies; off‑network and original scripted series; original unscripted series and specials. Original series and specials consist of lifestyle, dramatic and other entertainment programming. Programming aired on the Company’s  Networks is primarily obtained from third‑party production companies and distributors and is classified as acquired or original programming in the footnotes to these financial statements. Programming aired on the Company’s  Networks obtained from subsidiaries of Hallmark Cards is classified as affiliate programming. See note 3 below for programming rights assets and payable related to Hallmark Cards affiliates.

Acquired programming consists of series, films and specials that have been previously produced and have often been previously exhibited by third parties for which the Company licenses limited broadcast rights for a specific time period. The licensed exhibitions can vary from a single broadcast to multiple broadcasts over several years, and the license typically requires payments during the term of the license. The cost of acquired programming is capitalized when the license period begins and the program is available for use. Original programming consists of movies, series and specials that are specifically produced for the Company’s  Networks. The Company often funds the production of original programs; this production funding is classified as prepaid programming rights until production is completed and the program is available for use.

Capitalized programming costs are stated at the lower of cost less accumulated amortization or net realizable value (fair value for owned programming). Amortization of licensed programming rights is recognized over the contractual term on a straight‑line basis or the estimated useful life, if shorter. Amortization of the capitalized costs of licensed programming commences when the license period begins and the program is available for use. The portion of the unamortized programming rights that will be amortized within one year is classified as current programming rights on the accompanying consolidated balance sheets.

The Company periodically evaluates the net realizable value of its licensed programming rights by considering expected future revenue generation on a portfolio basis. Estimates of future revenue consider historical airing patterns and future plans for airing programming, including any changes in strategy. Estimated future revenue may differ from actual revenue based on changes in expectations related to market acceptance, advertising demand, the number of cable and satellite television subscribers receiving the Company’s Networks, program usage and actual performance of the Company’s programming. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write‑down to net realizable value.

Certain original programs are fully owned and produced by the Company. Therefore, these are classified as owned programming. Amortization of the capitalized costs of owned programming is amortized over the expected and likely broadcasts of the program. The Company’s unamortized owned programming of $25.0 million is classified as long‑term programming rights on the accompanying consolidated balance sheets in accordance with Financial

Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 926, Entertainment - Films.

The Company amortizes its internally produced films using the individual-film-forecast-computation method. The individual-film-forecast-computation method amortizes such assets in the same ratio that current period actual revenue bears to estimated ultimate future revenues.

On a quarterly basis, the Company assesses whether events or circumstances have changed indicating that the fair value of a film is lower than its unamortized cost or carrying value. If the carrying value of any individual film asset exceeds its fair value, the film asset is written-down to its estimated fair value.

The Company reviews its estimates of ultimate future revenues and participation costs as of each reporting date to reflect currently available information. Estimated ultimate future revenues are based on sales plans and other factors, all of which require significant judgment and estimation by management. Differences between amortization expense determined using the new estimates and any amounts previously expensed during that current fiscal year are charged or credited to the consolidated statement of operations in the period in which the estimates are revised.

Property and Equipment

Property and equipment is stated at historical cost, net of accumulated depreciation and amortization. Equipment under capital leases is initially recorded at the present value of the respective minimum lease payments.

Depreciation on equipment is calculated using the straight‑line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized straight‑line over the shorter of the lease term or estimated useful life of the asset.

When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations. The costs of normal maintenance and repairs are charged to expense when incurred.

Long‑Lived Assets and Goodwill

The Company reviews long‑lived assets, other than goodwill, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability of assets to be held and used is evaluated by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset including its ultimate disposal. If the asset’s carrying value was estimated to be not recoverable from future cash flows, an impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. The Company estimates fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Goodwill is reviewed for impairment annually as of November 30 and whenever the occurrence of an event or a change in circumstances would suggest that the carrying value of goodwill might be in excess of its fair value. All of the Company’s goodwill relates to the Company’s Networks, which is also the Company’s only reporting unit.

For its annual impairment assessment, the Company will first assess qualitatively whether it is more likely than not that goodwill is impaired. If the Company believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative two‑step goodwill impairment test that considers the fair value of the reporting unit relative to its carrying amount, and then records an impairment charge for the amount that the implied fair value of goodwill exceeds its carrying amount. The Company has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

At November 30, 2015, the date of the Company’s most recent assessment, the Company concluded it was not more likely than not that the fair value of the its sole reporting unit was less than the related carrying amount.

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

Barter Transactions

The Company enters into transactions that involve the exchange of its on‑air advertising spots, in part, for other products and services, such as programming rights. Programming rights and the related deferred advertising revenue that result from such transactions are recognized at the estimated fair value when the programming is available for telecast. Barter programming rights are amortized in the same manner as non‑barter programming rights and advertising revenue is recognized when delivered. The Company recognized $2.4 million,  $2.8 million and $2.6  million in barter advertising revenue during the years ended December 31, 2013, 2014 and 2015, respectively. The Company recognized $2.2 million, $3.0 million and $2.7 million in barter expense during the years ended December 31, 2013, 2014 and 2015, respectively.

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

The Company has balance sheet items (derivative liability and other comprehensive loss) measured at fair value on a recurring basis related to its interest rate swap. Significant balance sheet items which are subject to non-recurring fair value measurements consist of impairment valuations of goodwill, promotion and placement fees, property and equipment, and owned programming and barter advertising revenue and programming.

Revenue Recognition

Subscriber revenue from pay television distributors is recognized as revenue when an agreement is executed, programming is provided, the price is fixed and determinable, and collectibility is reasonably assured. Subscriber fees from pay television distributors are recorded net of amortization of promotion and placement costs.

Advertising revenue, net of agency commissions, is recognized in the period in which related commercial spots or long form programming are aired. If the ratings guarantees associated with the programming in which the advertising appears are not achieved, recognition of a portion of the revenue from the advertising is deferred until the guarantees are satisfied by providing the advertisers with additional advertising time. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting operations. Customers remit the gross billing amount to their respective agencies, after which each agency remits the amount collected less its commission to the Company. Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2014 and 2015, is $2.9 million and $3.1 million, respectively, of deferred revenue. Further, $5.9 million and $6.0 million, respectively, are included in the long term portion of accrued liabilities as of December 31, 2014 and 2015.

Revenues from the licensing of television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met.

Audience Deficiency Unit Liability

Audience deficiency units (“ADUs”) are units of inventory (rights to utilize future advertising timeframes) that are made available to advertisers as fulfillment for past advertisements in programs that under‑delivered on the guaranteed viewership ratings. The related liability results when impressions delivered on guaranteed ratings are less than the impressions guaranteed to advertisers. The liability is reduced and revenue is recognized when the Company airs the advertisement during another program to “make‑good” on the under‑delivery of impressions or the obligation expires contractually or by statute.

Marketing Expense

The Company expenses marketing expense as incurred.

Transaction Costs

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

Foreign Currency Translation

Foreign currency monetary items are stated in U.S. dollars, the Company’s functional currency, measured at exchange rates at the balance sheet date, with currency transaction gains and losses recorded in income. Transaction adjustment expense of $183,000 has been recorded for the year ended December 31, 2015. The Company did not have transaction adjustment expense during 2013 or 2014.

Net Income per Share

Basic net income per share for each period is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for each period is computed by dividing net income attributable to common stock by the weighted average number of shares of common stock plus potentially dilutive common shares outstanding except whenever any such effect would be antidilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject Crown Media Holdings to a concentration of credit risk, consist primarily of cash, cash equivalents and accounts receivable. Generally, Crown Media Holdings does not require collateral to secure receivables. Crown Media Holdings has no significant off‑balance sheet financial instruments with risk of accounting losses.

Five,  five and four of the Company’s distributors, with whom we have long term contracts, each accounted for more than 10% of subscriber revenue for the years ended December 31, 2013, 2014 and 2015, respectively, and together accounted for a total of 88%,  88% and 75% of subscriber revenue, respectively.  Two of our distributors each accounted for approximately 15% or more of the Company’s subscribers for the years ended December 31, 2013, 2014 and 2015, and together accounted for 46%,  45% and 42% of Hallmark Channel subscribers, respectively. The loss of one of these distributors could have a significant impact on the Company’s  financial condition and results of operations.

Four and three of the Company’s programming content providers each accounted for more than 10% of total programming rights payable as of both December 31, 2014 and 2015, and together accounted for a total of 74% and 63% of the programming rights payable, respectively.

Reclassifications

Certain reclassifications have been made in prior year’s consolidated balance sheet to conform to classifications used in the current year. Approximately $23.4 million of current prepaid programming rights were reclassified to non-current prepaid programming rights as of December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). This ASU supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is in the process of assessing the impact of the adoption of accounting standards update ASU No. 2014-09 on its financial position and results of operations.

In January 2015, the FASB issued new accounting rules that remove the concept of extraordinary items from GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net of tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules will be effective for the Company in the first quarter of 2016. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition or results of operations.

Adoption of Recent Accounting Principles

The Company historically presented debt issuance costs as assets on its accompanying consolidated balance sheets. In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability with fixed maturities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance requires retrospective application. In conjunction with the 2015 Refinancing, the Company early adopted this guidance beginning the quarter ended June 30, 2015 and applied this guidance retrospectively to all prior periods presented in the Company’s accompanying consolidated balance sheets. This policy did not change the accounting for the issuance costs related to the 2011 Revolver and 2015 Revolver.

The reclassification does not impact any prior amounts reported in the consolidated statements of operations and comprehensive income (loss) or cash flows. The following table presents the effects of the retrospective application of this change in accounting principle on the Company’s accompanying consolidated balance sheet as of December 31, 2014.

	As of December 31, 2014
	Prior to
	Adoption of	ASU 2015-03
	ASU 2015-03	Adjustment	As Adopted
	(In thousands)
Debt issuance costs, net	$7,878	$(7,651)	$227
Total assets	1,062,113	(7,651)	1,054,462
Long term debt, net of current maturities	369,701	(7,651)	362,050
Total liabilities	568,475	(7,651)	560,824
Total liabilities and stockholders' equity	1,062,113	(7,651)	1,054,462

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance may be applied either prospectively or retrospectively. The Company early adopted this guidance during the year ended December 31, 2015, and applied this guidance retrospectively to all prior periods presented in the Company’s accompanying consolidated balance sheets. Approximately $46.9 million of current net deferred tax assets were reclassified to non-current net deferred tax assets as of December 31, 2014.

3. Programming Rights

Programming rights are comprised of the following:

	As of December 31,
	2014	2015
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$298,731	$292,990
Original programming
Licensed for less than 12 years	200,760	250,189
Licensed for 12 years or longer	62,585	118,717
Owned	43,271	83,140
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	25,694	28,334
Programming rights, at cost	631,041	773,370
Accumulated amortization	(325,046)	(398,582)
Programming rights available for broadcast	305,995	374,788
Owned programming in development	1,619	5,228
Programming rights, net	$307,614	$380,016

Programming costs included in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2014 and 2015, were $134.0 million, $148.6 million and $176.2 million, respectively.

In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future program value. In such instances, the Company shortens the estimated remaining life of the asset to zero, thereby accelerating amortization of the remaining net book value. During the years ended December 31, 2013, 2014 and 2015, such changes in estimates resulted in additional amortization of programming rights of $4.5 million, $7,000 and $15.0 million, respectively. This expense is included as a component of non‑affiliate programming costs in the accompanying consolidated statement of operations and comprehensive income (loss). The Company expects to amortize $4.0 million to $5.0 million of the $25.0 million net book value at December 31, 2015 of owned programming during the year ended December 31, 2016.

At December 31, 2014 and 2015,  $39.8 million and $24.0 million, respectively, of programming rights were included in prepaid programming rights in the accompanying consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,
	2014	2015
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$88,856	$94,201
Original programming	9,923	14,719
Programming rights payable — Hallmark Cards affiliates	13,623	13,643
Total programming rights payable	112,402	122,563
Less current maturities	(66,726)	(73,654)
Long-term programming rights payable	$45,676	$48,909

4. Property and Equipment

Property and equipment are comprised of the following:

	As of December 31,		Depreciable Life
	2014	2015	(In years)
	(In thousands)
Technical equipment and computers	$9,852	$11,388	3	-	5
Leased assets	17,409	17,384	3	-	15
Furniture, fixtures and equipment	952	990			5
Leasehold improvements	1,537	1,638	3	-	7
Construction-in-progress	1,551	386
Property and equipment, at cost	31,301	31,786
Accumulated depreciation and amortization	(20,538)	(23,198)
Property and equipment, net	$10,763	$8,588

Depreciation and amortization expense related to property and equipment was $2.6 million, $2.8 million and $3.1 million, for the years ended December 31, 2013, 2014 and 2015, respectively.

Software and other intangible assets of $1.1 million as of both December 31, 2014 and 2015, have been included in prepaid and other assets in the accompanying consolidated balance sheets.

5. Leases

The Company leases uplink and transponder capacity and copiers under long‑term lease agreements that are accounted for as capital leases. The capital lease liabilities are included as components of both accounts payable and accrued liabilities and non‑current accrued liabilities in the accompanying consolidated balance sheets. In addition, the Company leases uplink services and office facilities under operating leases that are generally non‑cancelable. These leases expire at various dates through 2026, and some contain escalation clauses and renewal options. Future minimum lease payments under the agreements as of December 31, 2015, are as follows:

Years Ending December 31,	Capital	Operating
(in thousands)	Leases(1)	Leases(2)
2016	$2,163	$4,205
2017	2,160	4,972
2018	2,160	5,135
2019	2,070	5,122
2020	—	3,592
Thereafter	—	11,354
Total minimum lease payments	8,553	$34,380
Less amount representing interest (at implicit rates of 9.38% and 3.31%)	(1,430)
Present value of net minimum lease payments	7,123
Less current maturities	(1,561)
Long-term obligation	$5,562

(1)	The Company has three capital lease obligations.
(2)	Includes cancellable amounts related to parking spaces for the Studio City, California, office in the amounts of $130,000 for 2016 through 2019, and $97,000 for 2020.

Rent expense under the operating leases was $3.7 million, $4.4 million and $4.3 million for the years ended December 31, 2013, 2014 and 2015, respectively. Amortization of the uplink and transponder asset held under a capital lease is recorded as amortization of capital lease in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company accrues and recognizes rent expense for operating leases on a straight line basis over the term of the lease, including free rent holiday periods, if any.

Revenue associated with the Company’s sale of excess digital network capacity on a transponder is included in other revenue. Such amounts were $262,000 in 2013, 2014 and 2015.

6.  Debt

2015 Credit Facility

On June 25, 2015, the Company entered into the 2015 Credit Agreement. The 2015 Credit Agreement provides for the 2015 Term Loan and the 2015 Revolver. The 2015 Credit Agreement also provides for the issuance of letters of credit and the provision of swingline loans under the 2015 Revolver, subject to a $15.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans. The Company used $80.0 million of proceeds from the 2015 Term Loan to repay the 2011 Term Loan.  On July 24, 2015, the Company funded the redemption of the Notes using the proceeds from the remaining $245.0 million under the 2015 Term Loan and $25.0 million under the 2015 Revolver, along with cash on hand.

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

The Company must elect Eurodollar or base rate loans prior to borrowing. Although there is an election, the Company will always elect Eurodollar in order to keep the cash flow hedge effective. Eurodollar loans will bear interest at the adjusted three month LIBO rate (with that rate not to be deemed to be below 0.00%), plus an interest margin ranging from 1.50% to 2.25%, depending on the Company’s Consolidated Leverage Ratio (as defined in the 2015 Credit Agreement).  All base rate loans will bear interest at the alternate base rate (as defined in the 2015 Credit Agreement), plus an interest margin ranging from 0.50% to 1.25%, depending on the Company’s Consolidated Leverage Ratio.

Commitment fees are payable on the unused credit commitment at a rate ranging from 0.25% to 0.40%, depending on the Company’s Consolidated Leverage Ratio.

The Company is required to make prepayments under the 2015 Term Loan in amounts equal to (1) 50% of excess cash flow, as defined in the 2015 Credit Agreement, of the Company for the six months ending December 31, 2015, and for each year thereafter, which percentage will be reduced to 25% if the Consolidated Leverage Ratio is equal to or less than 3.00 to 1.00 but greater than 2.00 to 1.00, and 0% if the Consolidated Leverage Ratio is equal to or less than 2.00 to 1; (2) 100% of net cash proceeds of dispositions or casualty events if the Company has not invested such proceeds within one year after the occurrence of the disposition or casualty event; and (3) 100% of net cash proceeds from the issuance of indebtedness not otherwise permitted by the 2015 Credit Agreement. The Company’s Consolidated Leverage Ratio was less than 2:00 to 1 at December 31, 2015; therefore, no excess cash flow amounts were payable at that time.

The covenants in the 2015 Credit Agreement limit the ability of the Company and certain of its subsidiaries to, among other things: (1) incur indebtedness; (2) create or permit liens on assets; (3) pay certain dividends or make certain distributions and other restricted payments; (4) make certain investments; (5) prepay certain indebtedness; (6) enter into certain transactions with its affiliates; (7) dispose of assets; (8) merge or consolidate; (9) enter into new unrelated lines of business; and (10) enter into sale and leaseback transactions. The 2015 Credit Agreement also requires compliance by the Company with a Consolidated Leverage Ratio test and a Consolidated Secured Leverage Ratio test (each as defined in the 2015 Credit Agreement). The Company was in compliance with its covenants under the 2015 Credit Agreement as of December 31, 2015.

The 2015 Term Loan was not in place during the year ended December 31, 2014. At December 31, 2015, the outstanding balance under the 2015 Term Loan, net of unamortized transaction costs of $2.6 million, was $322.4 million. The Company made an interest payments of $1.9 million under the 2015 Term Loan during the year ended December 31, 2015.

Interest expense under the 2015 Term Loan was $3.5 million for the year ended December 31, 2015. The effective interest rate was approximately 2.35% during the year ended December 31, 2015. The weighted average nominal interest rate was approximately 2.11% during the year ended December 31, 2015.

The 2015 Revolver was not in place during the year ended December 31, 2014. During 2015, the Company borrowed and repaid $25.0 million under the 2015 Term Loan. Interest expense on the 2015 Revolver for the year ended December 31, 2015, was $135,000. Commitment fee expense for the year ended December 31, 2015, was $137,000.  One letter of credit was issued in the amount of $909,000 on June 29, 2015; therefore, the Company has borrowing availability of approximately $99.1 million under the 2015 Revolver at December 31, 2015.

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

At December 31, 2014, the outstanding balance under the 2011 Term Loan, net of unamortized transaction costs of $4.3 million, was $115.4 million. The Company made principal payments of $33.2 million, $36.5 million and $119.6 million under the 2011 Term Loan during the years ended December 31, 2013, 2014 and 2015, respectively.

Interest expense under the 2011 Term Loan was $8.8 million, $6.6 million, and $2.7 million for the years ended December 31,  2013, 2014 and 2015, respectively. The effective interest rate was approximately 5.28% and 5.06% during the years ended December 31, 2013 and 2014, respectively. The weighted average nominal interest rate was approximately 4.54% and 4.05% during the years ended December 31, 2013 and 2014, respectively.

Interest expense under the 2011 Revolver for each of the years ended December 31, 2013, 2014 and 2015, was $0. Under the 2011 Revolver, one letter of credit was outstanding in the amount of $202,000 at December 31, 2014. Commitment fees on the 2011 Revolver were payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the years ended December 31,  2013, 2014 and 2015, was $152,000,  $151,000 and $89,000, respectively.

The Notes

At December 31, 2014, the outstanding balance under the Notes, net of unamortized transaction costs of $4.8 million, was $266.7 million.

Interest expense under the Notes was $32.3 million, $31.5 million and $16.6 million for the years ended December 31,  2013, 2014 and 2015, respectively. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during each of the years ended December 31, 2013, 2014 and 2015.

In August 2014, the Company redeemed $8.5 million in principal amount of its Notes for a price of $9.5 million and wrote-off a portion of the related debt issuance costs of $160,000, which resulted in an aggregate, pre-tax loss on extinguishment of debt of $1.2 million. In October 2014, the Company redeemed $20.0 million in principal amount of its Notes for a purchase price of $22.1 million and wrote-off a portion of the related debt issuance costs of $368,000, which resulted in aggregate a pre-tax loss on extinguishment of debt of $2.5 million.

Debt Service Requirements

At December 31, 2015, minimum debt service requirements, including estimated future interest, for each of the five years subsequent to December 31, 2015, and the period thereafter, were as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5
	(In thousands)
Term Loan, due June 25, 2015	$354,236	$19,156	$22,922	$28,648	$36,258	$247,252

Transaction Costs

Transaction costs in the amount of $897,000 related to the 2015 Revolver are being deferred as an asset and presented as debt transaction costs on the accompanying consolidated balance sheet and are being amortized ratably over the term of the 2015 Revolver. Transaction costs in the amount $2.6 million related to the 2015 Term Loan are presented as a direct deduction of the carrying amount of the 2015 Term Loan on the accompanying consolidated balance sheet as of December 31, 2015.

Guarantees

Crown Media Holdings has no independent assets or operations, the guarantees by the subsidiary guarantors are full and unconditional, joint and several, and there are no  subsidiaries of Crown Media Holdings that are not subsidiary guarantors. With certain exceptions described above, the 2015 Credit Agreement impose restrictions on the payment of dividends by Crown Media Holdings and the subsidiary guarantors.

7. Derivative Instrument and Hedging Activities

Interest Rate Swap Agreement

As of December 31, 2015, the Company has one traditional interest rate swap agreement. The interest rate swap agreement has a notional amount of $200.0 million, matures on June 25, 2020, requires the Company to pay a fixed rate of interest of 1.6775% per annum, a swap counterparty pays the Company a variable rate of interest based upon the three month LIBOR, and has interest settlement dates occurring on the 25th of January, April, July, and October through maturity to coincide with the interest payment dates of the 2015 Term Loan.

The Company designated the interest rate swap agreement as a  qualifying cash flow hedge.

The Company paid interest under the swap agreement of $547,000 during the year ended December 31, 2015.

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

As of December 31, 2015, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using an interest rate derivative are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses an interest rate swap as part of its interest rate risk management strategy. During the year ended December 31, 2015, one derivative was used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2015, the Company had one outstanding interest rate swap agreement with a notional value of $200.0 million that was designated as a cash flow hedge of interest rate risk. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the next twelve months, the Company estimates that $1.5 million will be reclassified to interest expense from other comprehensive loss. This interest expense will also impact income tax expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2015:

	As of December 31, 2015
	Derivative Liability
	Balance Sheet Location	Fair Value (in thousands)
Interest rate swap designated as a hedging instrument	Derivative Payable	$735

The unrealized loss on derivatives is recorded net of a tax benefit of $93,000 for the year ended December 31, 2015.

Credit Risk-Related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2015, the termination value of derivative in a net liability position, which includes accrued interest, related to this agreement was $735,000. As of December 31, 2015, the Company has posted no collateral related to this agreement. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligation under the agreement at its termination value of $735,000.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the year ended December 31, 2015, net of tax:

(Losses) Gains on Cash Flow Hedges
(In thousands)
Accumulated other comprehensive loss:
Balance at December 31, 2014	$—

Other comprehensive loss before reclassifications, net of tax	(808)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	650
Unrealized loss on derivatives, net of tax	(158)

Balance at December 31, 2015	$(158)

8. Related Party Transactions

Lease Guarantee with Hallmark Cards

On September 2, 2008, Hallmark Cards issued a guaranty for the benefit of Crown Media United States, which guaranty pertains to a lease agreement with Paramount Group, Inc. for the office space at 1325 Avenue of the Americas, New York, New York. As a condition to executing the lease agreement, the landlord required Hallmark Cards to guaranty all obligations of Crown Media United States under the lease agreement. As an inducement for Hallmark Cards to issue the guaranty, Crown Media United States agreed to pay Hallmark Cards a fee which equals 0.28% per annum of the outstanding obligation under the lease agreement. On June 29, 2015, this guaranty was terminated.

Tax Sharing Agreements

Pursuant to the federal tax sharing agreement entered into with Hallmark Cards on March 11, 2003, the Company’s results of operations for federal income tax reporting purposes became a part of Hallmark Cards’ consolidated federal tax group and remained so until October 31, 2012. On that later date, Hallmark Cards transferred ownership of 40 million shares of the Company’s common stock to a German subsidiary of Hallmark Cards that was not part of Hallmark Cards’ consolidated federal tax group. This transfer of common stock reduced the percentage of the Company’s common stock collectively owned by members of Hallmark Cards’ consolidated federal tax group to less than 80%, the minimum threshold required for inclusion in a consolidated federal income tax return. Effective November 1, 2012, the Company became a separate‑company taxpayer for federal income tax reporting purposes. The stock transfer and resulting separate‑company taxpayer status are referred to as the “Federal Tax Deconsolidation.”

The Federal Tax Deconsolidation enabled the Company to access approximately $692.0 million of net operating losses (“NOLs”) it incurred prior to March 11, 2003 (the “SRLY NOLs”). Because of limitations imposed by the Internal Revenue Code of 1986, as amended, Hallmark Cards was restricted in its ability to utilize the SRLY NOLs. As a separate-company taxpayer, the Company will be limited in the use of the SRLY NOLs only by its ability to generate sufficient future taxable income. If not utilized, the SRLY NOLs will expire in periods from 2019 through 2021.

For each of the periods in which it was a member of Hallmark Cards’ consolidated federal tax group, the Company either (i) received from Hallmark Cards the incremental tax benefit related to the loss it contributed to the consolidated return or (ii) paid Hallmark Cards the incremental tax associated with the taxable income it contributed to the consolidated return. Payments received from Hallmark Cards or credited against amounts owed by the Company to any other member of Hallmark Cards’ consolidated federal tax group have been recorded as additions to paid‑in capital. Amounts owed or payments made to Hallmark Cards or to any member of Hallmark Cards’ consolidated group in excess of current tax expense have been recorded as reductions to paid‑in capital.

Since May 9, 2000, the Company has been included in certain combined state income tax returns of Hallmark Cards or Hallmark Entertainment Holdings, Inc. (“HEH”). In connection therewith, HEH and the Company entered into a state tax sharing agreement. Under the state tax sharing agreement, Hallmark Cards (as successor to HEH upon the Recapitalization) and the Company file consolidated, combined or unitary state tax returns in some states. The Company makes tax‑ sharing payments to (or receives payments from) Hallmark Cards equal to the taxes (or tax refunds) that the Company would pay (or receive) if it filed on a stand‑alone basis. Such payments are computed based on the Company’s taxable income (loss) and other tax items beginning the day following the May 9, 2000 reorganization. In connection with the Recapitalization, Hallmark Cards agreed to waive the Company’s state tax liability associated with the 2010 cancellation of debt income in those states in which Hallmark Cards and the Company file a combined return.

During 2013, the Company reimbursed Hallmark Cards approximately $264,000 with respect to the state tax sharing agreement for the 2012 tax year. During 2014, the Company reimbursed Hallmark Cards approximately $385,000 with respect to the state tax sharing agreement for the 2013 tax year. During 2015, the Company reimbursed Hallmark Cards approximately $72,000 with respect to the state tax sharing agreement for the 2014 tax year. For the tax year ended December 31, 2015, it is estimated that the Company will owe Hallmark Cards approximately $358,000 with respect to the state tax sharing agreement, which will be paid during 2016 two days prior to the due date of the state tax returns.

The Company will continue to be included in Hallmark Cards’ consolidated or combined returns for certain states.

Canadian Funds

During 2015, Hallmark Cards paid $6.7 million of Canadian film costs on our behalf which we reimbursed during the same period.  Additionally, we purchased $8.8 million of Canadian dollars from Hallmark Cards during 2015 at market rates.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health, safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services. In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out‑of‑pocket expenses and third party fees, in arrears on the last business day of each month. Fees for Hallmark Cards’ services were $347,000 for 2013,  $342,000 for 2014 and $389,000 for 2015.

At December 31, 2014, and 2015, the Company’s payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $150,000 and $353,000, respectively. The balance at December 31, 2014,  was comprised of $150,000 of taxes. The balance at December 31, 2015,  was comprised of $346,000 of taxes and $7,000 of invoices paid on the Company’s behalf.

“Hallmark Hall of Fame” Programming License Agreement

In 2008, Crown Media United States entered into an agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 58 “Hallmark Hall of Fame” movies, consisting of 16 contemporary Hallmark Hall of Fame titles (i.e., produced from 2003 to 2008) and 42 older titles, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten year windows, which commenced at various times between 2007 and 2010. The total license fee for these movies is $17.2 million and is payable in equal monthly installments over the various ten‑year exhibition windows.

In 2011, Crown Media United States entered into an additional agreement with Hallmark Hall of Fame Productions, LLC for the exclusive television license of 16 “Hallmark Hall of Fame” movies produced from 2009 through 2014, for exhibition on Hallmark Channel and Hallmark Movie Channel. These titles are licensed for ten‑year windows, with windows commencing at various times between 2011 and 2014, depending on availability. The total license fee for these movies is $10.0 million and is payable in equal monthly installments over the various ten‑year exhibition windows.

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

On July 6, 2011, the Company and Hallmark Cards entered into an agreement whereby Hallmark Cards purchased advertising time from the Company and provided one week, limited play licenses for each of six new “Hallmark Hall of Fame” two‑hour movies produced by Hallmark Cards over the two‑year contract term. The Company recognized advertising revenue of approximately $4.4 million as it fulfilled its advertising obligation to Hallmark Cards. As of December 31, 2013, all of such movies have aired on Hallmark Channel.

Effective July 6, 2013, the Company and Hallmark Cards extended the July 6, 2011 agreement for another year, whereby Hallmark Cards purchased advertising time from the Company and provided one‑week, limited play licenses for each of two new “Hallmark Hall of Fame” two‑hour movies produced by Hallmark Cards and up to two additional Hallmark Hall of Fame movies premiered in a previous year. The Company recognized advertising revenue of approximately $2.1 million as it fulfilled its advertising obligation to Hallmark Cards. As of December 31, 2014, all of such movies have aired on Hallmark Channel.

Effective September 12, 2014, the Company entered into an agreement with Hallmark Cards whereby Hallmark Cards has purchased advertising time from the Company and has provided exclusive premier rights to the two new “Hallmark Hall of Fame” two-hour movies. Additionally, the Company has exclusive rights to broadcast two “Hallmark Hall of Fame” two-hour movies, which have premiered in a previous year. The Company has received $3.0 million under this agreement in connection with Hallmark Cards’ advertising on Hallmark Channel. The Company recognized advertising revenue of approximately $3.8 million as it fulfilled its advertising obligations to Hallmark Cards over the life of the agreement. As of December 31, 2015, four of these movies have aired on Hallmark Channel.

Effective July 28, 2015, the Company entered into a new agreement with Hallmark Cards, pursuant to which Hallmark Cards has provided exclusive premier rights to a new holiday Hallmark Hall of Fame two-hour movie and has purchased advertising time from the Company for $2.3 million. The Company has received $2.3 million under this agreement and recognized the advertising revenue as it fulfilled its advertising obligations to Hallmark Cards. As of December 31, 2015, this movie has aired on Hallmark Channel.

In February 2016, the Company entered into a new agreement with Hallmark Cards, pursuant to which the Company will become the producer and premier broadcaster of the Hallmark Hall of Fame television series. Hallmark Cards will continue to sponsor the series and will remain involved in the creative process, including approving scripts that build upon the series’ reputation for movies that entertain, enlighten and inspire. The Company would be obligated to produce two movies per year, one for Christmas and one for Valentine’s Day.

Northpole Licensing Agreements

The Company has produced Northpole, a Hallmark Channel original holiday movie, which premiered during the 2014 holiday season. It was the first full-length, two-hour original holiday movie by Hallmark Channel based on Hallmark Cards’ intellectual property.  Costs in the amount of $6.6 million related to this movie have been capitalized and are included in long-term programming rights on the consolidated balance sheet at December 31, 2014. At December 31, 2015, the consolidated balance sheet reflected $2.9 million related to this film. The Company recognized licensing revenue of approximately $900,000 related to a merchandising rights agreement with Hallmark Cards during the year ended December 31, 2014, and $0 for the year ended December 31, 2015.

The Company has produced Northpole: Open for Christmas, a Hallmark Channel original holiday movie, which premiered during the 2015 holiday season. It is the second full-length, two-hour original holiday movie produced by

Hallmark Channel based on Hallmark Cards’ intellectual property. Costs in the amount of $6.2 million related to this movie have been capitalized and are included in long-term programming rights on the consolidated balance sheet at December 31, 2015. The Company recognized licensing revenue of approximately $775,000 related to this agreement during the year ended December 31, 2015.

Other Program Licenses

During 2011 and 2012, Hallmark Channel licensed 30‑minute animated specials separately featuring hoops & yoyo or Jingle Pup, popular animated characters created and owned by Hallmark Cards. The hoops & yoyo license expires in 2016. The Jingle Pup licenses expire in 2020 and 2021, respectively.

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

The Company is not required to pay any royalty fees under the trademark license agreement. Accordingly, no amounts have been reflected in the accompanying consolidated balance sheets or consolidated statements of operations and comprehensive income (loss) of the Company for these licenses.

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

9. Stockholders’ Equity

The Company has not paid any cash dividends on its common stock since inception. The provisions of the 2015 Term Loan place significant restrictions on the payment of common stock dividends.

10. Income Taxes

As a result of the Federal Tax Deconsolidation in 2012, the Company files a  separate federal tax return.

Based on positive evidence, including the five year cumulative positive income and a reasonable expectation of continued profitability in future years, the absence of significant negative evidence and certain other matters, management determined it is more likely than not that its deferred tax assets will be realized except for certain deferred tax assets attributable to state net operating losses. Accordingly, during 2014, the Company released an additional $22.8 million of the valuation allowance.

For 2013,  2014 and 2015, the Company generated federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes. For regular tax purposes, this income will be fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards used to offset the AMT income are subject to a 90% limitation.

In recent years, changes enacted by various states have served to defer the effectiveness of the Company’s net operating loss carryforwards. Also, Colorado has suspended NOLs in excess of $250,000 for 2011 through 2013 and Illinois has suspended the use of NOLs for 2011 through 2013.

Income tax expense for the years ended December 31, 2013, 2014 and 2015, comprised the following:

	Current	Deferred	Total
	(In thousands)
2013
Federal	$2,140	$36,865	$39,005
State and local	424	2,220	2,644
Total	$2,564	$39,085	$41,649
2014
Federal	$2,485	$24,796	$27,281
State and local	184	1,471	1,655
Total	$2,669	$26,267	$28,936
2015
Federal	$2,833	$45,899	$48,732
State and local	549	2,381	2,930
Total	$3,382	$48,280	$51,662

The following table reconciles the income tax provision at the U.S. statutory rate to the provision per the consolidated financial statements:

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Tax computed at 35%	$38,277	$43,422	$48,217
State taxes, net	2,216	2,424	2,512
Other	1,131	18	593
Change in tax rate applicable to deferred tax assets	25	14	36
Change in state net operating loss deferred tax assets	—	5,877	1,390
Decrease in valuation allowance	—	(22,819)	(1,086)
Income tax provision	$41,649	$28,936	$51,662

The components of Crown Media Holdings’ deferred tax assets and liabilities are comprised of the following:

	Year Ended
	December 31,
	2014	2015
	(In thousands)
Deferred tax assets:
Bad debt reserve	$98	$92
Accrued compensation	3,712	4,657
Net operating loss carryforwards	183,245	129,637
Depreciation	3,577	3,301
Sale of international business and film assets	567	40
Audience deficiency unit reserve	2,190	4,023
Other	42	93
AMT credit	4,892	7,739
Valuation allowance	(3,423)	(2,336)
Total deferred tax assets	194,900	147,246
Deferred tax liabilities:
Other	(532)	(1,066)
Total deferred tax liabilities	(532)	(1,066)
Net deferred taxes	$194,368	$146,180

The Company had a deferred tax asset of $156.6 million and $106.7 million related to the cumulative SRLY NOLs as of December 31, 2014 and 2015, respectively.

As of December 31, 2014 and 2015, the Company had federal NOL carry‑forwards of $447.3 million and $305.0 million, respectively, and various state NOL carry‑forwards. The $2.3 million of valuation allowance described below is comprised of state NOLs. The federal NOLs will expire between 2020 and 2021, and the state NOLs will expire between 2016 and 2032.

The activity in the valuation allowance for deferred tax assets for each of the three years ended December 31, 2013, 2014, and 2015, is as follows (in thousands):

	Balance at	Additions
	Beginning of	Charged to	(Deductions) /	Balance at
	Year	Expense	Additions	End of Year
Valuation allowance for deferred tax assets
Year‑ended December 31, 2013	$26,242	$—	$—	$26,242
Year‑ended December 31, 2014	$26,242	$—	$(22,819)	$3,423
Year‑ended December 31, 2015	$3,423	$—	$(1,087)	$2,336

At December 31, 2014 and 2015, the total amount of unrecognized tax benefits for uncertain tax positions was $0. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions. At December 31, 2014 and 2015, the Company had no accrued interest related to uncertain tax positions.

By virtue of its inclusion in Hallmark Cards consolidated tax returns, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003, and prior to the Federal Tax Deconsolidation. The  Internal Revenue Service audited the Hallmark Cards consolidated tax returns for 2010 through 2013. The separate tax returns of the Company from November 1 through December 31, 2012,  2013, 2014 through 2015 are also subject to examination by the Internal Revenue Service. Further, net operating loss carry‑forwards are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company is subject to examination for SRLY NOLs generated prior to March 11, 2003, as such NOLs are utilized.

As of 2013 and 2014, the Company had separate company nexus in New York and Georgia and had also been included in the combined state tax returns of Hallmark Cards or its subsidiaries for California, Colorado and Illinois. Beginning in 2015, the Company will also be included in the combined state income tax return of Hallmark Cards for New York and New York City.

11. Fair Value

The following table presents the carrying amounts (including interest) and estimated fair values (including interest) of the Company’s financial instruments at December 31, 2014 and 2015.

	December 31, 2014		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

2011 Term Loan and interest payable (Level 3)	$115,367	$115,975	$—	$—
Notes and interest payable (Level 2)	279,763	309,256	—	—
Interest rate swap (Level 2)	—	—	735	735
2015 Term Loan and interest payable (Level 3)	—	—	323,675	325,500

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the Notes using the trading prices obtained from Bloomberg on December 31, 2014, a Level 2 input, due to the limited amount of trading activity. The Company estimated the fair value of the interest rate swap using the trading prices obtained from Bloomberg on December 31, 2015, a Level 2 input. The Company estimated the fair value of its 2011 Term Loan and 2015 Term Loan using a yield‑to‑maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2014 and 2015, the fair values of the Level 3 financial instruments were $116.0 million and $325.5 million, respectively. No transfers between levels occurred during 2014 and 2015.

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

12. Employee Benefits

Benefit Plans

All employees of Crown Media Holdings are automatically enrolled in the Company’s 401(k) retirement plan. Employees have 90 days to terminate their participation in the plan and the plan will refund any contributions. Participating employees may contribute up to 60% of their pre‑tax salary, subject to a maximum contribution limit as determined by the Internal Revenue Service, and up to 16% of after‑tax salary, not to exceed 60% total of combined pre‑tax and after‑tax contributions. During the years ended December 31, 2013, 2014 and 2015, the Company recognized discretionary matching contributions of $432,000,  $505,000 and $549,000, respectively, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Deferred Compensation Plans

The Company sponsors a deferred compensation plan for its management. Participants in this plan earn interest on their deferred compensation. Related liabilities of $2.3 million and $2.4 million at December 31, 2014 and 2015, respectively, are included in the accompanying consolidated balance sheets among current and non‑current accrued liabilities.

The Company also sponsors a deferred compensation plan for its Board of Directors. Participants in this plan earn interest on their deferred compensation. Related liabilities of $340,000 and $335,000 at December 31, 2014 and 2015, respectively, are included in the accompanying consolidated balance sheets among current and non‑current accrued liabilities.

Long Term Incentive Compensation Agreements

Employee

The Company grants incentive awards pursuant to the 2012 Long Term Incentive Plan (the “2012 Plan”). For awards granted in 2012 through 2015, the target amount of an award granted was based on a percentage of each employee’s annual base salary ranging from 18% to 85%. Each award is comprised of a Performance Award and an Employment Award. For awards granted in 2010 through 2012, the Performance Award and the Employment Award each constituted half of the award. For awards granted in 2013 through 2015, the Performance Award constituted 60% of the award and the Employment Award constituted 40% of the award. The Performance Award is based on the Company’s achievement of a predetermined cash flow goal (cash flow before interest, taxes and long term incentive expense, and debt repayments) and an adjusted EBITDA goal (earnings before interest and taxes) over a three year performance period.

Each of the 40% Employment Awards are subject to continued employment and each of the 60% Performance

Awards are subject to the Company’s achievement of financial performance criteria. Each award will be settled in cash and is subject to earlier pro rata settlement as provided in the 2012 Plan.

Changes in the employee long term incentive plan account are as follows:

					Settlement (in thousands)
	Granted Incentive Compensation Range		Vesting Date		Employment Awards		Performance Awards
Grant Date	Low Grant	High Grant	Employment Awards	Performance Awards	Date	Amount	Date	Amount
4/25/2011	$23,000	$550,000	8/31/2013	12/31/2013	9/6/2013	$1,452	3/14/2014	$1,551
3/1/2012	22,000	652,000	8/31/2014	12/31/2014	9/5/2014	1,509	3/6/2015	1,938
3/1/2013	20,000	680,000	12/31/2015	12/31/2015	2/26/2016	1,270	2/26/2016	2,385
3/1/2014	27,000	707,000	12/31/2016	12/31/2016	N/A	—	N/A	—
3/1/2015	29,000	741,000	12/31/2017	12/31/2017	N/A	—	N/A	—

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

Changes in the independent director long term incentive plan account are as follows:

			Settlement (in thousands)
Grant Date	Grant Amount	Vesting Date	Date	Amount
8/17/2012	$50,000	12/31/2014	3/4/2015	$306,000
3/1/2013	50,000	12/31/2015	2/26/2016	294,000
8/16/2013	35,000	8/15/2014	8/19/2014	262,000
3/1/2014	50,000	12/31/2016	N/A	—
3/1/2015	50,000	12/31/2017	N/A	—

Vesting

The 2013 Performance Awards vested on December 31, 2015, and were determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow. Vesting of the 2014 and 2015 Performance Awards will also be determined in accordance with the Company performance criteria concerning adjusted EBITDA and cash flow. Each award is subject to earlier pro rata settlement as provided in the related agreement.

The Company recorded $3.7 million, $4.2 million and $4.6 million of expense included in selling, general and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2013, 2014 and 2015, respectively, related to these agreements. Additionally, the $5.9 million and $8.2 million liabilities for these agreements was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2014 and 2015, respectively.

13. Commitments and Contingencies

In the normal course of business, the Company has entered into agreements that commit it to make cash payments in future periods with respect to non‑cancelable leases and programming contracts.

An entity providing licensed programming is required to report an asset and liability for the rights licensed under a programming agreement only when the license period has begun and when certain other defined requirements are met. As such, the accompanying consolidated balance sheets do not reflect both gross assets and liabilities of

$132.4 million and $94.8 million as of December 31, 2014 and 2015, respectively, related to committed programming rights payable with airing windows which begin subsequent to period‑end.

At December 31, 2015, contractual maturities of long‑term obligations over the next five years and the period thereafter are as follows:

	Scheduled Payments by Period in Thousands
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Term Loan(1)	$354,236	$19,156	$22,922	$28,648	$36,258	$247,252	$—
Capital lease obligations(1)	8,553	2,163	2,160	2,160	2,070	—	—
Operating leases	34,380	4,205	4,972	5,135	5,122	3,592	11,354
Programming rights payable for current and future windows(2)(3)(4)	217,369	95,934	53,576	37,031	19,283	4,704	6,841
Executory contracts	426	426	—	—	—	—	—
Promotion and placement fees	7,413	1,059	1,059	1,059	1,059	1,059	2,118
Deferred compensation and interest	2,763	862	811	499	204	—	387
Total Contractual Cash Obligations	$625,140	$123,805	$85,500	$74,532	$63,996	$256,607	$20,700

(1)

Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of December 31, 2015. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

(2)	The amounts and timing for certain of these commitments are contingent upon the future delivery date and type of programming produced, and, as such, the estimated amount and timing may change.
(3)	Contains airing windows that open subsequent to December 31, 2015. Therefore, the additional liability is not included on the balance sheet as of December 31, 2015.
(4)	Includes barter of $9.3 million.

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

14. Segment Reporting

During 2013, 2014 and 2015, the Networks comprise the Company’s  sole operating segment. The Company has evaluated performance and allocated resources based on the results of this segment. The key operating performance criteria used in this evaluation include revenue, loss from continuing operations and total assets.

15. Quarterly Information (Unaudited)

The following tables contain unaudited quarterly financial data (in thousands, except per share amounts) for the years ended December 31, 2014 and 2015.

	Quarters Ended
2014	March 31,	June 30,	September 30,	December 31,	Full Year
Total revenue	$90,675	$97,353	$93,327	$134,241	$415,596
Programming costs	(40,161)	(37,471)	(36,800)	(34,164)	(148,596)
Operating costs	(3,568)	(4,215)	(4,199)	(4,551)	(16,533)
Selling, marketing, general and administrative expenses	(17,658)	(20,399)	(17,546)	(27,871)	(83,474)
Income from operations	29,288	35,268	34,782	67,655	166,993
Interest expense	(10,311)	(9,791)	(9,939)	(9,222)	(39,263)
Loss on extinguishment of debt	—	—	(1,180)	(2,488)	(3,668)
Income tax provision	(6,939)	(9,515)	(8,766)	(3,716)	(28,936)
Income from continuing operations	12,038	15,962	14,897	52,229	95,126
Loss from sale of discontinued operations	—	—	—	(629)	(629)
Net income	$12,038	$15,962	$14,897	$51,600	$94,497
Net income per share of common stock	$0.03	$0.04	$0.04	$0.14	$0.26

	Quarters Ended
2015	March 31,	June 30,	September 30,	December 31,	Full Year
Total revenue	$100,512	$113,248	$106,214	$158,760	$478,734
Programming costs	(34,758)	(41,411)	(43,458)	(56,564)	(176,191)
Operating costs	(4,585)	(5,482)	(5,730)	(7,207)	(23,004)
Selling, marketing, general and administrative expenses	(22,729)	(21,870)	(20,077)	(29,612)	(94,288)
Income from operations	38,440	44,485	36,949	65,377	185,251
Interest expense	(9,089)	(8,749)	(4,196)	(2,994)	(25,028)
Loss on extinguishment of debt	—	(3,897)	(18,581)	—	(22,478)
Income tax provision	(10,845)	(11,777)	(5,471)	(23,569)	(51,662)
Income from continuing operations	18,506	20,062	8,701	38,814	86,083
Loss from sale of discontinued operations	—	—	(44)	44	—
Net income	$18,506	$20,062	$8,657	$38,858	$86,083
Net income per share of common stock	$0.05	$0.06	$0.02	$0.11	$0.24

See note 10 above for discussions regarding non‑routine quarterly activity.