Form 10-K/A
period 2015-12-31
CROWN MEDIA HOLDINGS INC
filed 2016-04-29
CIK 1103837

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

As of April 26, 2016, the number of outstanding shares of Class A Common Stock, $.01 par value per share was 359,675,936.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-K of Crown Media Holdings, Inc. for the fiscal year ended December 31, 2015 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2016.

CROWN MEDIA HOLDINGS, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Crown Media Holdings, Inc. for the fiscal year ended December 31, 2015 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2016 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2016 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

In this Form 10-K/A the terms “Crown Media Holdings,” the “Company,” “we,” “us” and “our” refer to Crown Media Holdings, Inc. and, unless the context requires otherwise, subsidiaries of Crown Media Holdings that operate or have operated our businesses, including Crown Media United States, LLC.

The name “Hallmark” and other product or service names are trademarks or registered trademarks of entities owned by Hallmark Cards, Incorporated (“Hallmark Cards”).

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

General

In April 2015, our Board of Directors (our “Board”) reduced its size from 14 directors to 12 directors. The term of our directors continues until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Nominations to our Board are governed by our bylaws.  Because Hallmark Cards holds approximately 90.3% of the Class A Common Stock through its indirect wholly-owned subsidiary CM Merger Co., its vote in favor of the nominees will be sufficient to elect these nominees regardless of the vote of any other stockholders.

Directors

William J. Abbott, age 54, has been President and Chief Executive Officer and a director of Crown Media Holdings since June 1, 2009. Prior to that, Mr. Abbott was Executive Vice President, Advertising Sales, of Crown Media Holdings since January 2000. Before that, he was Senior Vice President, Advertising Sales, of Fox Family Worldwide from January 1997 to January 2000. Mr. Abbott was selected as a director nominee because he is the President and Chief Executive Officer of the Company and because of his extensive experience in the television industry and advertising sales.

Dwight C. Arn, age 65, has been a director of Crown Media Holdings since March 2008. Mr. Arn has been Associate General Counsel of Hallmark Cards, the Company’s parent company, since 1989. Additionally, Mr. Arn has been serving as General Counsel of Hallmark International since 1992 and as General Counsel of Crayola LLC since 1995. Mr. Arn began his career at Hallmark Cards in 1976 and has served in various attorney positions. Mr. Arn was selected as a director nominee because of his business and legal experience.

Molly Biwer, 51, has been a director of Crown Media Holdings since January 2016.  Ms. Bower joined Hallmark Cards as Senior Vice President of Public Affairs and Communications in 2015.  Prior to joining Hallmark Cards, Ms. Biwer held a variety of positions at Carlson Companies, Inc. for 27 years. Ms. Biwer was selected as a director because of her experience in communications and media management.

Robert C. Bloss, age 61, has been a director of Crown Media Holdings since July 2009. Mr. Bloss has been Senior Vice President—Human Resources of Hallmark Cards since March 2008. He was human resources director for the Hallmark Cards retail business from 2005 to 2008. Mr. Bloss has been human resources director for various divisions of Hallmark Cards since 1986, including the product development and marketing divisions. Mr. Bloss is the chairman of the Compensation Committee. Mr. Bloss was selected as a director nominee because of his experience in the areas of human resources and executive compensation.

William Cella, age 66, has been a director of Crown Media Holdings since March 2008. Mr. Cella is the Chairman and Chief Executive Officer of The Cella Group, a media sales representation company. Before forming The Cella Group in 2008, Mr. Cella led MAGNA Global, a Media Negotiation, Research and Programming Unit of the Interpublic Group of Companies. From 1997 through 2001, Mr. Cella served as Executive Vice President and Director of Broadcast and Programming for Universal McCann North America. From 1994 through 1997, Mr. Cella served as Director of National Broadcast and Programming for McCann-Erickson and, in 1997, was named Executive Vice President of McCann- Erickson for all of North America. Mr. Cella currently serves as a member of the Company’s Nominating Committee. Mr. Cella was selected as a director nominee because of his extensive experience with media and advertising.

Glenn Curtis, age 56, has been a director of Crown Media Holdings since January 2005 and a member of the Audit Committee since April 2015. He has been President of Starz since January 2013 and Starz, LLC since February 2012. Prior to that, he was Executive Vice President and Chief Financial Officer of Starz, LLC from August 2006 to February 2012. Prior to that, he was Vice President of Liberty Media Corporation (a holding company with interests in electronic retailing, media, communications, and entertainment industries) from 2003 to August 2006. Prior to that, he was Executive Vice President and Chief Financial Officer of Starz Entertainment Group (a subsidiary of Liberty Media Corporation providing premium movie networks on television) from 1995 to 2002. Mr. Curtis was selected as a director nominee because of his extensive experience in cable and entertainment companies.

Brian E. Gardner, age 63, has been a director and Secretary of Crown Media Holdings since January 2004. He has been Executive Vice President and General Counsel of Hallmark Cards since December 2003. From 1996 to 2003, Mr. Gardner was a Managing Partner of Stinson Morrison Hecker, LLP (formerly known as Morrison & Hecker, LLP). Mr. Gardner currently serves as a member of the Company’s Nominating Committee. Mr. Gardner was selected as a director nominee because of his business, management and legal experience.

Donald J. Hall, Jr., age 60, has been a director and Co-Chairman of the Board of Crown Media Holdings since May 2000. Mr. Hall has been the President and Chief Executive Officer of Hallmark Cards since January 2002 and a member of the board of directors of Hallmark Cards since 1996. Mr. Hall has served in a variety of positions for Hallmark Cards since 1971. Mr. Hall was the Executive Vice President, Strategy and Development from September 1999 until December 2001. Prior to that, Mr. Hall was the Vice President, Product Development, of Hallmark Cards from September 1996 until August 1999. Mr. Hall was selected as a director nominee because of his extensive business and management experience.

A. Drue Jennings, age 69, has been a director of Crown Media Holdings since June 2006. He served as an Of Counsel at the law firm of Polsinelli PC (formerly known as Shughart, Thomson & Kilroy, P.C.) from October 2004 through November 2012. Mr. Jennings was the interim Athletic Director at the University of Kansas from April 2003 until July 2003. Prior to that, Mr. Jennings was the Chief Executive Officer of Kansas City Power & Light Company from 1988 to 2000 and Chairman of the Board of Kansas City Power & Light Company from 1990 to 2001. Mr. Jennings currently serves as the chairman of the Company’s Audit Committee and as a member of the Compensation Committee. Mr. Jennings was selected as a director nominee because of his business experience, financial expertise and his ability to lead the Audit Committee.

Peter A. Lund, age 75, has been a director of Crown Media Holdings since May 2000. He is the former President and Chief Executive Officer of CBS Inc. and President and Chief executive Officer of CBS Television and Cable. Additionally, Mr. Lund held numerous positions including President of CBS Broadcasting Group, President of CBS Sports, President of CBS Television Stations and President of CBS Television Network. Mr. Lund has served as a director and a member of the Compensation Committee and Audit Committee of DIRECTV and The DIRECTV Group, Inc. (DIRECTV became publicly held in November 2009, at which time The DIRECTV Group, Inc. became a wholly-owned subsidiary of DIRECTV). Mr. Lund also serves as a director of Emmis Communications Corporation (NasdaqGS: EMMS). Mr. Lund currently serves as the chairman of the Company’s Nominating Committee and as a member of the Company’s Audit Committee. Mr. Lund was selected as a director nominee because of his extensive experience in the television and cable industry.

James C. Shay, 52, has been a director of Crown Media Holdings since January 2016.  Mr. Shay joined Hallmark Cards in 2015 as Executive Vice President, Finance, and became Executive Vice President & Chief Financial Officer effective January 2016.  Prior to joining Hallmark Cards, Mr. Shay served as chief financial officer of Great Plains Energy and Kansas City Power & Light (“KCP&L”) since 2010.  Prior to joining KCP&L, Mr. Shay served as Chief Financial Officer for Northern Power Systems.  He has also served as Chief Financial Officer of General Electric’s Environmental Services in Kansas City and as Chief Financial Officer of BHA Group Holding.  Mr. Shay was selected as a director because of his extensive business and financial experience.

Deanne R. Stedem, age 53, has been a director of Crown Media Holdings since March 2003. She has been Associate General Counsel for Hallmark Cards since 1998, managing legal matters for the various entertainment divisions of Hallmark Cards. She served as Senior Attorney for Hallmark Cards from 1989 until 1998. Ms. Stedem currently serves as a member of the Company’s Compensation Committee. Ms. Stedem was selected as a director nominee because of her experience in managing entertainment legal matters for divisions of Hallmark Cards.

Director Emeritus

Herbert A. Granath, age 88, was a Co-Chairman of the Board and a director of Crown Media Holdings from December 2004 through June 2015. He has been a consultant for Telenet since 2000 and a consultant for Accenture since 2006. He has also been a director of Central European Media Enterprises Ltd. (Nasdaq GS: CETV) since 2001. Mr. Granath was the Chairman of Disney/ABC International Television from 1995 to 2000. Mr. Granath was a member of the Company’s Audit and Compensation Committees. Mr. Granath was selected to serve as a director because of his extensive business experience, in particular in the television industry. Mr. Granath has been serving as Director Emeritus since June 2015. In this honorary position, Mr. Granath may attend board meetings and participate in discussion of matters that come before the Board, however he is not a director and is not entitled to vote upon any such matters. Mr. Granath will not receive any fees as Director Emeritus.

Executive Officers

The following lists our executive officers as of the date of this Amendment No. 1 to Form 10-K and information regarding their principal occupations during at least the last five years.

William J. Abbott, please see information above under “Directors.”

Edward Georger, age 50, has been Executive Vice President, Advertising Sales and Digital Media January 2011. Prior to that, Mr. Georger was Executive Vice President of Advertising Sales from June 2009 to January 2011 and Senior Vice President, Advertising Sales from February 2000 to June 2009. Prior to joining the Company, Mr. Georger was Vice President of Eastern Sales, for Family Channel and Fox Family Channel.

Laura Lee, age 42, has been Executive Vice President of Distribution since March 2013. Prior to that, she was Senior Vice President of Distribution from 2005 to March 2013. Prior to joining the Company, Ms. Lee served as the regional manager of affiliate sales for E! Entertainment Television.

Susanne McAvoy, age 45, has been Executive Vice President, Marketing since January 2011. Prior to that, Ms. McAvoy was Senior Vice President, Marketing from August 2009 to January 2011 and Vice President, Ad Sales Marketing from November 2007 to August 2009. Prior to joining the Company, Ms. McAvoy was an Ad Sales Marketing Consultant for Bravo and Director of Ad Sales Corporate Marketing for Comcast Spotlight.

Kristen Roberts, age 43, has been Executive Vice President of Pricing, Planning, and Revenue Management since January 2014. Ms. Roberts joined the Company in 2000 and held various positions in advertising sales, including Senior Vice President of Advertising Pricing and Planning from February 2008 to December 2013. Prior to joining the Company, Ms. Roberts served as an account executive for A&E Television Networks.

Andrew Rooke, age 53, has been Executive Vice President and Chief Financial Officer since March 2011. Prior to joining the Company, Mr. Rooke held various positions with Fox Entertainment and its affiliates. Most recently, Mr. Rooke was Chief Financial Officer of Twentieth Television from 2007 to 2010. Prior to that, he served as Vice President of Finance of MySpace.com and Fox Interactive Media from 2005 to 2007 and Vice President of Corporate Audit of Fox Entertainment Group from 2003 through 2005. Prior to joining Fox Entertainment, Mr. Rooke served as Vice President of Finance at Warner Bros.

Charles L. Stanford, age 70, has been Executive Vice President, Legal and Business Affairs and General Counsel since May 2001. Prior to that, he was Senior Vice President, Business Affairs and General Counsel from October 2000 to May 2001. He also served as Senior Vice President, Legal and Business Affairs of Crown Media International from November 1999 through October 2000. Prior to joining the Company, Mr. Stanford held various positions with ABC, Inc., Capital Cities/ABC and The Walt Disney Company from 1976 through 1999.

Michelle Vicary, age 54, has been Executive Vice President, Programming and Network Publicity, since January 2011. Prior to that, Ms. Vicary was Senior Vice President, Scheduling & Acquisitions, Programming, from July 2006 to January 2011 and Vice President, Program Scheduling & Administration from June 2003 to July 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4, and amendments thereto furnished to the Company by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2015 were made timely.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Business Conduct and Ethics Policy that reflects long-standing positions of the Company. The Policy applies to all employees, including the Company’s principal executive officer, principal financial officer and controller, and directors. A stockholder can request a free copy of the Business Conduct and Ethics Policy by writing to the Executive Vice President, Legal and Business Affairs and General Counsel of the Company at Crown Media Holdings, Inc., 12700 Ventura Boulevard, Suite 200, Studio City, California 91604. A copy of the Business Conduct and Ethics Policy is also available at ir.crownmedia.net under “Corporate Governance.”

AUDIT COMMITTEE

The members of the Audit Committee are Messrs. Jennings (who serves as Chairman), Curtis (appointed in April 2015) and Lund, each of whom is an independent director as defined in Rule 5605 of the listing standards for the Nasdaq Global Market (“Nasdaq Listing Standards”). The Board has determined that each of the members of the Audit Committee is financially literate in accordance with the Nasdaq Listing Standards. The Board has also determined that Mr. Jennings qualifies as an audit committee financial expert, as defined under Securities and Exchange Commission (the “Commission”) rules.

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

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Objectives of the Compensation Program

The Company’s compensation packages to the executive officers, as determined by the Compensation Committee, are designed to enable the Company to recruit, retain and motivate a talented and diverse group of people who contribute to our success. The packages are also intended to synchronize executive compensation with the Company’s performance, motivate executive officers to achieve our business objectives, provide strong performance incentives and minimize undue risk to the Company. The Company’s Chief Executive Officer provides input on determining and recommending compensation packages of the executive officers other than himself. The goal of the Compensation Committee is that the packages are fair, well-balanced between short term and long term components and reasonable and competitive with other companies in the cable and television industry. To attain this goal, the Compensation Committee refers to third-party surveys to obtain a general understanding of current compensation practices in the cable and television industry. The Compensation Committee annually reviews the Croner CTHRA Cable Programmers/Broadcast Networks Compensation Survey. The Compensation Committee also refers to such surveys for the purpose of benchmarking each executive officer’s annual base salary, target bonus, target total cash compensation and target long term incentive awards against the compensation paid to comparable executive officers at other cable programmers. Fox Network, Scripps Networks, Disney ABC, Starz Entertainment, Inspiration Networks and AMC Networks are a few of many cable programmers which participate in such third-party surveys. The Company targets total compensation at industry medians, using size-adjusted data if available. If the Company’s business objectives are significantly exceeded during any period, actual compensation packages offered to executive officers could be above market due to incentive pay.

The Compensation Committee also focuses on aligning individual incentives with the Company’s strategic and financial goals. Key incentive-based components in executive compensation packages are the Annual Performance Bonus, which is awarded in recognition of individual and Company performance each year, and awards granted under our 2012 Plan (as described below). The Board has determined that the Company’s use of non-equity incentive awards, on a short term and long term basis, will enable the Company to continue to recruit, retain and motivate its executive officers.

Elements of Executive Compensation Packages

Compensation packages awarded to the Named Executive Officers (defined under “Compensation of Executive Directors”) are comprised of base salary, annual cash bonus awards, awards granted under long term incentive plan and perquisites and other benefits.

Annual Base Salary

Salary ranges for the Chief Executive Officer and the other Named Executive Officers are based on an individual’s experience and prior performance, as well as the Company’s operating performance and the attainment of planned financial and strategic goals. Annual salaries for the Named Executive Officers are established by the Compensation Committee, subject to the provisions of each respective employment agreement described below under the heading “Compensation of Executive Officers—Summary of Employment Agreements with Named Executive Officers.” In determining whether or not to increase annual base salaries and the amount of any increase, the Compensation Committee evaluates annually each executive’s individual performance, any change in the executive’s position or duties, the Company’s performance and attainment of initiatives and benchmarked data. In 2015, Mr. Abbott’s base salary was increased by 4.8%, Mr. Georger’s base salary was increased by 2.5%, Mr. Rooke’s base salary was increased by 8.6%, Mr. Stanford’s base salary was increased by 2.5% and Ms. Vicary’s base salary was increased by 2.9%.

Annual Performance Bonus

General

The Company pays annual incentive bonuses earned in a calendar year no later than March 15 of the following year. The annual performance bonus for each Named Executive Officer is established by the Compensation Committee, subject to the provisions of each respective employment agreement described below under the heading “Compensation of Executive Officers—Summary of Employment Agreements with Named Executive Officers.” In addition, the Compensation Committee may, in its sole discretion, approve signing and discretionary bonuses for executive officers. Annual bonus payments for fiscal year 2015 paid to the Named Executive Officers were determined and calculated in accordance with the below formula. The Compensation Committee has the authority to modify the below formula for subsequent years. Annual performance bonuses are also granted to other executive vice presidents, senior vice presidents and vice presidents of the Company, who are not Named Executive Officers, with target award amounts granted ranging from 10% to 40% of each employee’s annual base salary.

Annual Performance Bonus Opportunity

Target incentive percentages of annual base salary for 2015 for each Named Executive Officer are set forth below. Total bonus opportunity was 0% to 200% of the target incentive. Actual bonus amounts paid are dependent on the degree to which the Company achieves the objective for each plan measured against performance ranges established for each metric. The Compensation Committee has the discretion to adjust the total award and the result for each metric up or down by up to 20 points.

Named Executive Officer	2015 Target Incentive (%)	2015 Actual Bonus Paid (%)	2015 Actual Bonus Paid ($)
William Abbott	80	154.7	1,337,257
Edward Georger	65	124.6	745,255
Andrew Rooke	55	106.4	544,727
Charles Stanford	40	77.4	452,979
Michelle Vicary	35	67.7	311,741

Plan Metrics

The Compensation Committee used the following metrics to determine bonus amounts earned by each Named Executive Officer in 2015:

Benchmarks	2015 Plan (MM’s)
Total Revenue	$450.40
Adjusted EBITDA(1)	$188.38
Operating Cash Flow(2)	$103.10

(1)                                 Before long term incentive expense and equity based compensation.

(2)                                 Cash flow (before interest and taxes and long term incentive expense and debt repayment).

Awards Granted Under 2012 Long Term Incentive Plan (“2012 Plan”)

General

The Company has in place the 2012 Plan, under which the Compensation Committee has the discretion to grant incentive awards to our employees and directors, including, without limitation, cash awards based on a percentage of an employee’s annual base salary. These awards are intended as incentives for long-term future performance and, combined with the executive’s base salary and annual performance bonus, substantially form a total compensation package for the Company’s executives.

Long Term Incentive Plan Awards (“LTIP Awards”)

The Company grants non-equity LTIP Awards to Named Executive Officers pursuant to LTIP Agreements. The target amount of the award granted is based on a percentage of each employee’s annual base salary. The award is comprised of a Performance Award and an Employment Award. For awards granted annually from 2013 through 2016, the Performance Award constituted 60% of the award and the Employment Award constituted 40% of the award. The Performance Award is based on the Company’s achievement of a predetermined cash flow goal and an adjusted EBITDA goal over a three year performance period. In the case of involuntary termination of employment without cause on or after the one year anniversary date of the LTIP Agreement or an executive’s death or disability, with respect to Employment Awards, a pro rata portion will vest immediately and, with respect to Performance Awards, a pro rata portion will vest and be settled at the end of the performance period as if the executive had not been terminated. In the case of change in control of the Company and involuntary termination of employment without cause arising as a result thereof, an Employment Award will vest in its entirety immediately and a Performance Award will vest as if all performance goals had been achieved at target levels. The Compensation Committee also has the ability to adjust the Performance Awards based on relative market conditions, unusual activity or transactions or other unforeseen circumstances. LTIP Awards are also granted to other executive vice presidents, senior vice presidents and vice presidents of the Company, who are not Named Executive Officers, with target award amounts granted ranging from 18% to 45% of each employee’s annual base salary.

Target incentive percentages of LTIP Awards granted in 2015 to each Named Executive Officer are set forth below (please see below under Compensation of Executive Officers—Grants of Plan-Based Awards for additional details of LTIP Awards granted in 2015 to Named Executive Officers).

Named Executive Officer	2015 Target Incentive
William Abbott	85%
Edward Georger	65%
Andrew Rooke	65%
Charles Stanford	40%
Michelle Vicary	50%

Below is a table summarizing certain key terms of the LTIP Awards granted to the Company’s executive officers from 2014 to 2016.

Grant Year	Type of LTIP Award	Percentage of Total LTIP Award	Vesting Date/ Delivery Date	Vesting Criteria(1)
2014	Employment	40%	100% will vest on December 31, 2016 and be paid by March 15, 2017.	Employment on vesting date.
2014	Performance	60%	100% will vest on December 31, 2016 and be paid by March 15, 2017.	Predetermined Adjusted EBITDA(2) goal over three-year performance period.
				Predetermined Cash Flow(3) goal over three-year performance period.
2015	Employment	40%	100% will vest on December 31, 2017 and be paid by March 15, 2018.	Employment on vesting date.
2015	Performance	60%	100% will vest on December 31, 2017 and be paid by March 15, 2018.	Predetermined Adjusted EBITDA(2) goal over three-year performance period.
				Predetermined Cash Flow(3) goal over three-year performance period.
2016	Employment	40%	100% will vest on December 31, 2018 and be paid by March 15, 2019.	Employment on vesting date.
2016	Performance	60%	100% will vest on December 31, 2018 and be paid by March 15, 2019.	Predetermined Adjusted EBITDA(2) goal over three-year performance period.
				Predetermined Cash Flow(3) goal over three-year performance period.

(1)                                 With respect to Performance Award, 50% of the award is tied to satisfaction of Adjusted EBITDA thresholds and 50% of the award is tied to satisfaction of the Cash Flow thresholds.

(2)                                 Before long term incentive plan expense.

(3)                                 Before interest and taxes and dividends and long term incentive expense and debt repayment.

With respect to Performance Awards, target threshold ranges from 80% to 110% and payout percentage ranges from 0% to 150%.

On each vesting date of a Performance Award, the Chief Financial Officer of the Company will confirm whether or not applicable performance targets have been achieved. If targets have been achieved, management will submit payout calculations to the Compensation Committee for review and final determination.

Perquisites and Other Benefits

All Company executives are also entitled, subject to meeting certain eligibility requirements, to participate in the Company’s benefit programs, including the Company’s 401(k) plan and its medical, dental and other benefits plans. Certain executive officers are entitled to additional benefits, such as car allowance, and particular travel expenses as agreed to under their respective employment agreements.

Compensation Consultants

From time to time, the Compensation Committee engages and consults with a human resources consulting firm and an executive compensation consulting firm, when developing, analyzing and reviewing compensation packages to be awarded to its executive officers. Such firms have, in the past, provided to the Compensation Committee relevant executive compensation data related to companies in the cable and television industry similar in size to the Company, such as base salaries, termination payments and the level or formula for performance-based cash bonuses and other incentive awards. Additionally, such firms have assisted the Compensation Committee in structuring various incentive compensation plans. During 2015, the Compensation Committee did not engage any compensation consulting firm. The Compensation Committee and the Board also seek advice and recommendations from the human resource and compensation departments of Hallmark Cards, on executive and director compensation matters. Such services are rendered by Hallmark Cards pursuant to an intercompany services agreement with the Company.

Deferred Compensation Plan

The Company offers a Deferred Compensation Plan (the “Plan”) to its executive officers and directors. The Plan offers an opportunity for each executive officer to defer payment, on a pre-tax basis, of portions of his or her salary, bonus, and LTIP Awards and all such deferred amounts will be credited with an interest rate until distribution. With respect to the interest rate earned, the Company applies Moody’s Average Corporate Bond Yield as in effect on the first day of each month. Under the Plan, an executive officer may defer a maximum of 50% of base salary, 100% of incentive compensation and 100% of LTIP Awards. The amount of total compensation deferred must be at least $5,000 (not including LTIP Awards).

An executive officer may elect to receive payment of all or part of that Plan year’s deferral amount in a future year (an in-service distribution), subject to earlier payment upon termination of employment. If such scheduled in-service distribution is more than $25,000, the distribution may be made in annual installments over 5 years. If such distribution is $25,000 or less, it must be taken as a lump sum. All scheduled in-service distributions will be paid in January.

Chief Executive Officer Compensation

The provisions of our Chief Executive Officer’s employment agreement and related agreements which have been approved by the Board, determined the salary and long term incentive awards granted to him during the fiscal year 2015. In approving the compensation levels contained in Mr. Abbott’s compensation agreements, the Board reviewed and considered the expected value of his leadership that he would bring to the Company. The Board then set his compensation during the term of his employment agreement in levels that reflected his potential achievements and quality of the Company under his leadership.

Tax Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code and related treasury regulations and guidance, the Company may not be able to deduct certain forms of compensation in excess of $1,000,000 paid per year to its chief executive officer and its three most highly compensated officers (other than its CEO and CFO) who are employed by the Company at year-end. The Compensation Committee believes that it is generally in the Company’s best interest to satisfy the requirements for deductibility under Internal Revenue Code Section 162(m). Accordingly, the Compensation Committee has taken appropriate actions, to the extent it believes feasible, to preserve the deductibility of annual incentive and long-term performance awards. However, notwithstanding this general policy, the Compensation Committee also believes that there may be circumstances in which the Company’s interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Internal Revenue Code Section 162(m). Accordingly, the Company has expressly reserved the authority to award compensation not designed to be qualifying performance-based compensation under Internal Revenue Code Section 162(m) in appropriate circumstances. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company’s efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table summarizes compensation earned in 2013, 2014 and 2015 by individuals who served as our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers serving at the end of 2015 (each, a “Named Executive Officer,” collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)(1)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings($)(2)	All Other Compensation($)		Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
William Abbott	2015	864,308	—	—	—	1,736,576	54,368	13,000	(3)	2,668,252
President and Chief Executive Officer	2014	825,850	—	—	—	1,668,176	54,369	13,000	(3)	2,561,395
	2013	793,747	—	—	—	1,301,550	48,046	13,000	(3)	2,156,343

Edward Georger	2015	598,309	—	—	—	969,698	30,995	—		1,599,002
Executive Vice President, Advertising Sales & Digital Media	2014	583,174	—	—	—	967,471	23,031	—		1,573,676
	2013	568,325	—	—	—	792,797	18,443	—		1,379,565

Andrew Rooke	2015	512,105	—	—	—	663,384	—	25,000	(4)	1,200,489
Executive Vice President and Chief Financial Officer	2014	476,264	—	—	—	599,208	—	—		1,075,472
	2013	458,498	—	—	—	436,124	—	—		894,622

Charles L. Stanford	2015	585,546	—	—	—	602,773	—	—		1,188,319
Executive Vice President and General Counsel	2014	570,554	—	—	—	635,257	—	—		1,205,811
	2013	554,497	—	—	—	461,095	—	—		1,015,592

Michelle Vicary	2015	460,542	—	—	—	399,944	—	—		860,486
Executive Vice President, Programming and Network Publicity	2014	434,240	—	—	—	393,762	—	20,000	(5)	848,002
	2013	358,966	—	—	—	263,710	—	35,000	(6)	657,676

(1)                   Represents Annual Performance Bonus and LTIP Awards. See “Compensation Discussion and Analysis—Elements of Executive Compensation Package.”

(2)                   Represents interest earned on deferred compensation.

(3)                   Car allowance.

(4)                   Special bonus for successfully completing debt refinance transaction.

(5)                   Special bonus for successful holiday programming.

(6)                   Special bonus for the success of Cedar Cove, the Company’s first original series programming.

Grants of Plan-Based Awards

The following plan-based awards were granted to the Named Executive Officers in 2015.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Awards: Number of Securities	Exercise of Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
William Abbott	—	Bonus(1)	0	691,446	1,382,893	—	—	—	—	—	—	—
President and Chief Executive Officer	03/01/15	LTIP(2)	296,480	741,200	963,560	—	—	—	—	—	—	—

Edward Georger		Bonus(1)	0	390,736	781,471	—	—	—	—	—	—	—
Executive Vice President, Advertising Sales & Digital Media	03/01/15	LTIP(2)	156,294	390,736	507,957	—	—	—	—	—	—	—

Andrew Rooke	—	Bonus(1)	0	286,000	572,000	—	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer	03/01/15	LTIP(2)	135,200	338,000	439,400	—	—	—	—	—	—	—

Charles Stanford	—	Bonus(1)	0	235,340	470,680	—	—	—	—	—	—	—
Executive Vice President and General Counsel	03/01/15	LTIP(2)	94,136	235,340	305,942	—	—	—	—	—	—	—

Michelle Vicary	—	Bonus(1)	0	162,068	324,136	—	—	—	—	—	—	—
Executive Vice President, Programming & Network Publicity	03/01/15	LTIP(2)	92,610	231,525	300,983	—	—	—	—	—	—	—

(1)                   Material terms of grants made under the Annual Performance Bonus plan are described above under the heading “Compensation Discussion & Analysis—Elements of Executive Compensation Packages—Annual Performance Bonus.”

(2)                   Material terms of grants made under the 2012 Plan are described above under the heading “Compensation Discussion & Analysis—Awards Granted Under 2012 Long Term Incentive Plan.”

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by any Named Executive Officers on December 31, 2015.

Option Exercises and Stock Vested

No stock options or stock-based awards vested or were exercised by any Named Executive Officers in 2015.

Nonqualifed Deferred Compensation

The Company has a Nonqualified Deferred Compensation Plan. Please see above under the headings “Compensation Discussion and Analysis—Deferred Compensation Plan” for a description of material terms of such plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
William Abbott President and Chief Executive Officer	425,119	—	54,368	(480,547)	1,375,282

Edward Georger Executive Vice President, Advertising Sales & Digital Media	360,705	—	30,995	(210,222)	790,412

Andrew Rooke Executive Vice President and Chief Financial Officer	—	—	—	—	—

Charles L. Stanford Executive Vice President and General Counsel	—	—	—	—	—

Michelle Vicary Executive Vice President, Programming & Network Publicity	—	—	—	—	—

Summary of Employment Agreements with Named Executive Officers

Employment Agreement with William Abbott

On May 7, 2009, Mr. Abbott entered into an employment agreement that provides for his employment as President and Chief Executive Officer effective June 1, 2009 through December 31, 2011. Mr. Abbott’s employment agreement provides that the term will automatically renew for one year periods if neither party provides notice to the other by June 30 of the last year of the term. Annual base salary and annual performance bonus target percentage are considered for an increase annually in March. The Company’s Compensation Committee has determined that criteria for this annual performance bonus shall be the same as that established for the senior management team. (See details pertaining to annual performance bonus above under the heading “Compensation Discussion and Analysis—Elements of Executive Compensation Packages—Annual Performance Bonus.”) If Mr. Abbott is terminated without cause, the Company must pay the net present value of his base salary for twelve (12) months and a pro rata portion of his bonus through the date his job duties end, for the calendar year in which termination occurs; vested ERISA benefits; and any amounts required by the terms of his LTIP Agreements. Mr. Abbott’s employment agreement has been amended as follows: (1) on May 11, 2010 to extend the term of his employment until December 31, 2012 and to increase Mr. Abbott’s annual salary to $687,000, (2) on March 1, 2012 to increase his annual salary to $767,000 and increase the target of his annual performance bonus to 70% and (3) on February 12, 2015 to extend the term of his employment until December 31, 2016.  Effective March 2016, Mr. Abbott’s salary is $937,500, annual performance bonus target is 80% and LTIP target is 85%.

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

Employment Agreement with Edward Georger

On January 1, 2014, the Company entered into an employment agreement with Edward Georger that provided for his employment as Executive Vice President, Advertising Sales and Digital Media through December 31, 2015. The employment agreement provided for an annual base salary of $569,387. In addition to the salary, Mr. Georger received an annual performance bonus determined by the Compensation Committee conditioned on the Company’s achievement of certain financial goals. (See details pertaining to annual performance bonus above under heading “Compensation Discussion and Analysis—Elements of Executive Compensation Packages—Annual Performance Bonus.”) Annual base salary and annual performance bonus target percentage were considered for an increase in March of each year of the term of employment. Effective March 2016, Mr. Georger’s salary is $619,166, annual performance bonus target is 65% and LTIP target is 65%.

Mr. Georger’s employment agreement contained identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement described above.

Employment Agreement with Andrew Rooke

On February 28, 2011, the Company and Mr. Rooke entered into an employment agreement that provided for his employment as Executive Vice President and Chief Financial Officer, with a term through December 31, 2012. The employment agreement provided for an annual base salary of $410,000. In addition to the salary, the employment agreement included an annual performance bonus at a target rate of 25% of his annual salary conditioned on the Company’s achievement of certain financial goals. (See details pertaining to annual performance bonus above under heading “Compensation Discussion and Analysis—Elements of Executive Compensation Packages—Annual Performance Bonus.”) Mr. Rooke’s employment agreement was amended as of January 1, 2013 to extend the term through December 31, 2014, increase his annual base salary to $465,000 and increase each of annual performance bonus and LTIP Award target to 50% of his annual base salary. Annual base salary and annual performance bonus target percentage were considered for an increase in March of each year of the term of employment.  Effective March 2016, Mr. Rooke’s salary is $555,880, annual performance bonus target is 60% and LTIP target is 65%.

Mr. Rooke’s employment agreement contained identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement described above.

Employment Agreement with Charles L. Stanford

On August 8, 2006, the Company entered into an employment agreement with Mr. Stanford that provided for his employment as Executive Vice President and General Counsel, which was amended on January 29, 2008 and May 3, 2010. On January 1, 2012, the Company entered into a new employment agreement with Mr. Stanford which replaced the employment agreement described above. The new employment agreement extended the term of his employment through December 31, 2013, which was extended again through December 31, 2015 by an amendment dated January 1, 2014. Mr. Stanford was entitled to receive a bonus each year of no less than 30% of his base salary, conditioned on the Company’s achievement of certain financial goals. (See details pertaining to annual performance bonus above under heading “Compensation Discussion and Analysis—Elements of Executive Compensation Packages—Annual Performance Bonus.”) Annual base salary and annual performance bonus target percentage were considered for an increase annually in March of each year of the term of employment. Effective March 2016, Mr. Stanford’s salary is $588,350, annual performance bonus target is 40% and LTIP target is 40%.

Mr. Stanford’s employment agreement contained identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement described above.

Employment Agreement with Michelle Vicary

On January 1, 2012, the Company and Ms. Vicary entered into an employment agreement that provided for her employment as Executive Vice President, Programming with a term through December 31, 2013. The employment agreement provided for an annual base salary of $300,000. In addition to the salary, Ms. Vicary will receive an annual performance bonus determined by the Compensation Committee conditioned on the Company’s achievement of certain financial goals. (See details pertaining to annual performance bonus above under heading “Compensation Discussion and Analysis—Elements of Executive Compensation Packages—Annual Performance Bonus.”) Ms. Vicary’s employment agreement was amended as of January 1, 2014 to extend the term through December 31, 2016, increase her annual base salary to $450,000 and to change her title to Executive Vice President, Programming and Network Publicity. Annual base salary and annual performance bonus target percentage are considered for an increase in March of each year of the term of employment. Effective March 2016, Ms. Vicary’s salary is $481,572, annual performance bonus target is 40% and LTIP target is 50%.

Ms. Vicary’s employment agreement contains identical non-compete and non-solicitation provisions to those contained in Mr. Abbott’s employment agreement described above.

Potential Payments Upon Termination or Change-in-Control

Employment Agreements

In our employment agreements with our Named Executive Officers, if his or her employment is terminated other than for death, disability or cause prior to the expiration of the employment agreement, the following will be paid by the Company:

•                  twelve months base salary, paid in a lump sum and discounted at prime rate to present value at the time of payment;

•                  pro rata annual bonus through the termination date;

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

LTIP Agreements

In the case of involuntary termination of employment without cause on or after the one year anniversary date of the LTIP Agreement or an executive’s death or disability, with respect to Employment Awards, a pro rata portion will vest immediately and, with respect to Performance Awards, a pro rata portion will vest and be settled at the end of the performance period as if the executive had not been terminated. In the case of change in control of the Company and involuntary termination of employment without cause arising as a result thereof, an Employment Award will vest in its entirety immediately and a Performance Award will vest as if all performance goals had been achieved at target levels. Except for the occurrence of termination events described above, outstanding LTIP Awards will generally expire upon termination of employment.

The pro rata percentage will be calculated by taking the number of days an executive was employed by the Company commencing with the date of the LTIP Agreement divided by the total number of days, commencing with the date of the applicable LTIP Agreement and concluding with the applicable scheduled vesting date set forth in the applicable LTIP Agreement. In the case of change in control of the Company and involuntary termination of employment arising as a result thereof, Employment Award will vest in its entirety immediately and Performance Award will vest in its entirety as if all performance goals have been achieved at target levels.

Summary of Potential Termination or Change-in-Control Payments

The table below reflects the dollar amount of compensation to each Named Executive Officer who is employed by the Company as of the date of this report in the event of termination of such individual’s employment prior to the expiration of the employment agreements. The amounts shown assume that the termination was effective December 31, 2015.

WILLIAM ABBOTT

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/15($)	Termination for Cause on 12/31/15($)	Involuntary Termination without Cause on 12/31/15($)	Retirement at “Normal Retirement Age” on 12/31/15($)	Disability on 12/31/15($)	Death on 12/31/15($)
Compensation:
Salary(1)	—	—	864,308	—	—	—
Bonus(2)	—	—	1,337,257	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	377,319	—	—	—
Deferred Compensation Plan(4)	1,375,282	1,375,282	1,375,282	1,375,282	1,375,282	1,375,282
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	115,708	115,708	115,708	115,708	115,708	115,708

EDWARD GEORGER

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/15($)	Termination for Cause on 12/31/15($)	Involuntary Termination without Cause on 12/31/15($)	Retirement at “Normal Retirement Age” on 12/31/15($)	Disability on 12/31/15($)	Death on 12/31/15($)
Compensation:
Salary(1)	—	—	—	—	—	—
Bonus(2)	—	—	745,255	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	224,443	—	—	—
Deferred Compensation Plan(4)	790,412	790,412	790,412	790,412	790,412	790,412
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	73,884	73,884	73,884	73,884	73,884	73,884

ANDREW ROOKE

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/15($)	Termination for Cause on 12/31/15($)	Involuntary Termination without Cause on 12/31/15($)	Retirement at “Normal Retirement Age” on 12/31/15($)	Disability on 12/31/15($)	Death on 12/31/15($)
Compensation:
Salary(1)	—	—	—	—	—	—
Bonus(2)	—	—	544,727	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	118,657	—	—	—
Deferred Compensation Plan(4)	—	—	—	—	—	—
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	61,808	61,808	61,808	61,808	61,808	61,808

CHARLES L. STANFORD

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/15($)	Termination for Cause on 12/31/15($)	Involuntary Termination without Cause on 12/31/15($)	Retirement at “Normal Retirement Age” on 12/31/15($)	Disability on 12/31/15($)	Death on 12/31/15($)
Compensation:
Salary(1)	—	—	—	—	—	—
Bonus(2)	—	—	452,979	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	149,794	—	—	—
Deferred Compensation Plan(4)	—	—	—	—	—	—
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	78,070	78,070	78,070	78,070	78,070	78,070

MICHELLE VICARY

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/15($)	Termination for Cause on 12/31/15($)	Involuntary Termination without Cause on 12/31/15($)	Retirement at “Normal Retirement Age” on 12/31/15($)	Disability on 12/31/15($)	Death on 12/31/15($)
Compensation:
Salary(1)	—	—	463,050	—	—	—
Bonus(2)	—	—	311,741	—	—	—
Incentives and Benefits:
LTIP(3)	—	—	133,262	—	—	—
Deferred Compensation Plan(4)	—	—	—	—	—	—
Life Insurance Benefits(5)	—	—	—	—	—	200,000
Unused Vacation and Personal Time Pay	61,432	61,432	61,432	61,432	61,432	61,432

(1)                                 Twelve month base salary pursuant to the employment agreements.

(2)                                 Actual amount of Annual Performance Bonus earned in 2015 and paid in 2016.

(3)                                 LTIP Awards which would have vested and settled pursuant to the 2013 and 2014 LTIP Agreements.

(4)                                 Balance of deferred compensation plus accrued interest.

(5)                                 Proceeds payable to Named Executive Officer’s beneficiaries upon his or her death.

DIRECTOR COMPENSATION

We do not compensate directors who are employees of the Company or Hallmark Cards or their respective subsidiaries for serving on the Board or any of its committees. All directors who are not employees of the Company or Hallmark Cards or their respective subsidiaries (“non-employee directors”) are compensated as follows: (1) annual retainer of $45,000 and $1,000 per meeting for each extraordinary meeting or meeting in excess of the number of regularly scheduled meetings of four per year; (2) annual grant of non-equity long term incentive plan awards (“LTIP Awards”) valued at $50,000; (3) additional annual retainer of $45,000 for Co-Chairman of the Board; (4) for chairman of the Audit Committee, an annual retainer of $10,000; and (5) for chairman of each committee other than the Audit Committee, an annual retainer of $5,000.

LTIP Awards are similar in nature to those granted to executives of the Company as described under “Compensation Discussion & Analysis.” Generally, LTIP Awards vest in one lump sum three years after the grant date, subject to continued membership on the Board at the time of vesting and achievement of the same Company performance metrics which are applicable to the LTIP Awards granted to the executives of the Company. Vested LTIP Awards will be settled in cash within the later of (1) 30 days after the vesting date or (2) 15 days after the Company issues its audited financials for the year in which the awards vested, but in any event no later than March 15 of the year following the year in which the awards vested. Any outstanding unvested LTIP Award will expire immediately if the directorship is terminated at any time prior to the first anniversary date of the grant. If membership on the Board terminates by reason of death or disability or after one year of grant, a pro rata portion of any outstanding LTIP Award will vest.

All directors not employed by Hallmark Cards receive reimbursement of expenses incurred in connection with participation in Board meetings.

The table below summarizes the compensation paid by the Company to its directors who were not employees of the Company or Hallmark Cards or its subsidiaries for the fiscal year ended in December 31, 2015:

Name (a)	Fees Earned or Paid in Cash($) (b)	Stock Awards($) (c)	Option Awards($) (d)	Non-Equity Incentive Plan Compensation($)(1) (e)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings($) (f)		All Other Compensation($) (g)	Total($) (h)
William Cella	53,000	—	—	50,000	—		—	103,000
Glenn Curtis	56,000	—	—	50,000	—		—	106,000
Herbert A. Granath(2)	46,000	—	—	50,000	—		—	96,000
A. Drue Jennings	63,000	—	—	50,000	—		—	113,000
Peter A. Lund	56,000	—	—	50,000	12,684	(3)	—	118,684

(1)                                 LTIP Awards granted in 2015.

(2)                                 Represents compensation paid from January through June 2015.

(3)                                 Represents increase in interest earned on deferred compensation from 2014 to 2015.

Compensation Policies and Practices which may have Material Adverse Effect on the Company

After reviewing its compensation policies and practices, the Company has concluded that such policies and practices create an insignificant amount of risk, if any, that is reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2015, none of our current or former executive officers or employees served on the Company’s Compensation Committee. During 2015, no interlocking relationship existed between any member of the Company’s Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

This report has been submitted by the members of the Compensation Committee and the members of the Board for the fiscal year 2015.

THE COMPENSATION COMMITTEE:

Robert Bloss, Chairman

A. Drue Jennings

Deanne R. Stedem

The preceding information under the caption “Compensation Committee Report” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Not applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 23, 2016, with respect to beneficial ownership of our Class A Common Stock by each of the Named Executive Officers listed in the 2015 Summary Compensation Table, each director, each director nominee, each holder of more than 5% of either class, and all current directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named each have sole voting and investment power over the shares shown as owned by them. The percentage of beneficial ownership is based on 359,675,936 shares of our Class A Common Stock outstanding as of April 23, 2016.

Amount of Nature of Beneficial Ownership(1)

	Class A Common Stock	% of Class	% of Total Voting Power
Name and Address of Beneficial Owner 5% Stockholders:
Hallmark Cards, Incorporated(2) 2501 McGee Street, Kansas City, MO 64108	324,885,516	90.3%	90.3%
Directors, Director Nominees and Named Executive Officers:
William Abbott	4,000	*	*
Dwight C. Arn	0	*	*
Molly Biwer	0	*	*
Robert C. Bloss	0	*	*
William Cella	5,970	*	*
Glenn Curtis	0	*	*
Brian E. Gardner	0	*	*
Edward Georger	3,400	*	*
Donald J. Hall, Jr.(3)	324,888,019	90.3%	90.3%
A. Drue Jennings	0	*	*
Peter A. Lund	0	*	*
Andrew Rooke	62,700	*	*
James Shay	0	*	*
Charles L. Stanford	18,750	*	*
Deanne R. Stedem	1,000	*	*
Michelle Vicary	0	*	*
All current directors and executive officers as a group (18 persons)	325,077,631	90.3%	90.3%

*                                         The percentage of shares beneficially owned does not exceed 1% of the class.

(1)                                 Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship, or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from April 26, 2016. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of common stock owned as of April 26, 2016 by the person indicated and shares underlying options owned by such person on April 26, 2016 that were exercisable within 60 days of that date.

(2)                                 Based on a Schedule 13D/A filed jointly on April 8, 2016 by Hallmark Cards, Incorporated, H. A., LLC, HMK Holdings, Inc., CM Merger Co. and HCC, Hallmark Cards indirectly holds 324,885,516 shares.

(3)                                 Includes 2,500 shares of Class A Common Stock beneficially owned directly by Donald J. Hall, Jr. Mr. Hall may also be deemed to be an indirect beneficial owner of the shares beneficially owned by Hallmark Cards because Mr. Hall is a co-trustee of a voting trust which controls all of the voting securities of Hallmark Cards and he is Vice Chairman of the board of directors, Chief Executive Officer and President of Hallmark Cards. Mr. Hall disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

The information required by this Item 13 is set forth in the Company’s Form 10-K Report previously filed on February 19, 2016 in Item 13 under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

DIRECTOR INDEPENDENCE

Director Independence

Based on the Nasdaq Listing Standards, the Board has determined that the following directors are independent and have no relationship with the Company, except as directors of the Company: William Cella, Glenn Curtis, A. Drue Jennings and Peter A. Lund.

Also based on the Nasdaq Listing Standards, the Board has determined that the following directors are not independent because they are employees of Hallmark Cards, the Company’s parent company: Dwight C. Arn, Molly Biwer, Robert C. Bloss, Brian E. Gardner, Donald J. Hall, Jr., James Shay and Deanne R. Stedem. Furthermore, the Board has determined that William Abbott is not independent because he is the President and Chief Executive Officer of the Company.

Audit Committee

Based on the Nasdaq Listing Standards, the Board has determined that all members of the Audit Committee are independent.

Compensation Committee

Based on the Nasdaq Listing Standards, the Board has determined that Robert C. Bloss and Deanne R. Stedem are not independent for the reasons stated above. The other member of the Compensation Committee, A. Drue Jennings, is independent.

Nominating Committee

Based on the Nasdaq Listing Standards, the Board determined that Brian E. Gardner is not independent for the reason stated above. Other members of the Nominating Committee, William Cella and Peter Lund, are independent.

Controlled-Company Exemption

Hallmark Cards holds approximately 90.3% of Class A Common Stock through certain of its subsidiaries. Therefore, notwithstanding the disclosures made herein under “Director Independence,” the Board has determined that the Company is a “controlled company,” as that term is defined under the Nasdaq Listing Standards. Consequently, the Company is exempt from independent director requirements of the Nasdaq Listing Standards, including the requirement that the Company’s compensation and nominating and governance committees be composed of independent directors, except for the requirements pertaining to the composition of the audit committee and the executive sessions of independent directors, with which the Company has complied.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The following table presents fees for professional audit services rendered by KPMG LLP for the audits of the Company’s annual financial statements for 2014 and 2015:

	Fiscal Year
Type of Fee	2014	2015
Audit Fees(1)	$926,767	$944,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	$1,650	$1,650
Total Fees	$928,417	$945,650

(1)                                 Audit Fees are principally for the audit of our annual financial statements, internal controls over financial reporting, and review of financial statements included in our Forms 10-Q.

(2)                                 Annual subscription fee for KPMG’s Accounting Research Online, an online research tool containing a library of accounting literature.

PRE-APPROVAL POLICY AND PROCEDURES FOR SERVICES

OF INDEPENDENT PUBLIC ACCOUNTANTS

As part of its duties under the Audit Committee Charter, the Audit Committee annually pre-approves all audit and non-audit services performed by the Company’s auditors in order to assure that the auditors are independent from the Company. If a type of service to be provided by the auditors has not been pre-approved during this annual process, the Audit Committee pre-approves such service on a case-by-case basis. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the auditors. All Audit Fees described under “Audit Fees” were pre-approved by the Company’s Audit Committee.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)(3) Exhibits

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

April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. ABBOTT	Director and Principal Executive Officer	April 29, 2016
William J. Abbott

/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	April 29, 2016
Andrew Rooke

/s/ DWIGHT C. ARN	Director	April 29, 2016
Dwight C. Arn

/s/ ROBERT BLOSS	Director	April 29, 2016
Robert Bloss

/s/ MOLLY BIWER	Director	April 29, 2016
Molly Biwer

/s/ WILLIAM CELLA	Director	April 29, 2016
William Cella

/s/ GLENN CURTIS	Director	April 29, 2016
Glenn Curtis

/s/ BRIAN GARDNER	Director	April 29, 2016
Brian Gardner

/s/ DONALD J. HALL, JR.	Director	April 29, 2016
Donald J. Hall, Jr.

/s/ A. DRUE JENNINGS	Director	April 29, 2016
A. Drue Jennings

/s/ PETER A. LUND	Director	April 29, 2016
Peter A. Lund

/s/ JAMES SHAY	Director	April 29, 2016
James Shay

/s/ DEANNE R. STEDEM	Director	April 29, 2016
Deanne R. Stedem