Form 10-Q
period 2016-03-31
CROWN MEDIA HOLDINGS INC
filed 2016-05-03
CIK 1103837

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

(Address of principal executive offices) ( Zip Code)

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

As of May 1, 2016, the number of shares of Class A Common Stock, $0.01 par value per share, outstanding was 359,675,936.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

	As of December 31,	As of March 31,
	2015	2016
ASSETS
Cash and cash equivalents	$50,604	$117,345
Accounts receivable, less allowance for doubtful accounts of $251 and $420, respectively	155,813	124,481
Programming rights	108,000	105,432
Prepaid programming rights	—	388
Prepaid and other assets	4,109	3,988
Total current assets	318,526	351,634

Long-term receivable	293	426
Programming rights	272,016	289,412
Prepaid programming rights	23,947	21,796
Property and equipment, net	8,588	8,193
Deferred tax assets, net	146,180	131,064
Debt issuance costs, net	805	760
Prepaid and other assets	3,749	6,840
Goodwill	314,033	314,033
Total assets	$1,088,137	$1,124,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$30,920	$22,648
Audience deficiency reserve liability	10,928	11,173
Programming rights payable	73,654	71,260
Payables to Hallmark Cards affiliates	353	658
Interest payable	1,266	1,394
Current maturities of long-term debt	12,188	16,250
Total current liabilities	129,309	123,383

Accrued liabilities	19,399	22,696
Programming rights payable	48,909	58,687
Derivative liability	735	5,145
Long-term debt, net of current maturities	310,222	306,372
Total liabilities	508,574	516,283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $.01 par value; 500,000,000 shares authorized; 359,675,936 shares issued and outstanding as of both December 31, 2015 and March 31, 2016	3,597	3,597
Paid-in capital	2,062,818	2,062,818
Accumulated comprehensive loss	(158)	(3,012)
Accumulated deficit	(1,486,694)	(1,455,528)
Total stockholders’ equity	579,563	607,875
Total liabilities and stockholders’ equity	$1,088,137	$1,124,158

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2016
Revenue:
Advertising	$78,378	$100,763
Advertising by Hallmark Cards	759	—
Subscriber fees	20,896	21,736
Other revenue	479	1,724
Total revenue, net	100,512	124,223
Cost of Services:
Programming costs
Non-affiliates	33,818	40,725
Hallmark Cards affiliate	940	762
Other costs of services	4,455	5,491
Total cost of services	39,213	46,978
Selling, general and administrative expense (exclusive of depreciation and amortization expense shown separately below)	17,572	19,423
Marketing expense	4,608	4,675
Depreciation and amortization expense	679	856
Income from continuing operations before interest and income tax expense	38,440	52,291
Interest income	48	18
Interest expense	(9,137)	(3,024)
Income before income tax expense	29,351	49,285
Income tax expense	(10,845)	(18,119)
Net income	$18,506	$31,166

Other comprehensive income (loss):
Unrealized loss on derivatives, net of tax	—	(2,854)
Comprehensive income (loss)	$18,506	$28,312

Weighted average number of shares of common stock outstanding, basic and diluted	359,676	359,676
Net income per share from operations, basic and diluted	$0.05	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated statements of operations and comprehensive income (loss).

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,506	$31,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,515	43,362
Provision for allowance for doubtful accounts	130	963
Loss on sale of property and equipment	8	—
Deferred tax expense	10,251	16,771
Changes in operating assets and liabilities:
Decrease in accounts receivable	18,507	31,043
Additions to programming rights	(55,254)	(56,316)
Decrease (increase) in prepaid and other assets	1,995	(2,015)
Decrease in accounts payable, accrued and other liabilities	(4,945)	(4,827)
(Decrease) increase in interest payable	(7,174)	109
Decrease in derivative payable	—	(99)
Increase in programming rights payable	5,370	7,385
Decrease in payables to Hallmark Cards affiliates	—	(6)
Net cash provided by operating activities	23,909	67,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(201)	(416)
Proceeds from disposal of property and equipment	5	—
Net cash used in investing activities	(196)	(416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the 2011 Term Loan	(20,000)	—
Principal payments on capital lease obligations	(347)	(379)
Net cash used in financing activities	(20,347)	(379)
Net increase in cash and cash equivalents	3,366	66,741
Cash and cash equivalents, beginning of year	60,888	50,604
Cash and cash equivalents, end of year	$64,254	$117,345

Supplemental disclosure of cash and non-cash activities:
Interest paid	$15,815	$2,679
Taxes paid	$109	$—
Capital expenditures included in accounts payable	$137	$3

The accompanying notes are an integral part of these unaudited condensed consolidated statements of cash flows.

CROWN MEDIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2016

1.  Business and Organization

Crown Media Holdings through its wholly owned subsidiary Crown Media United States, LLC (“Crown Media United States”), owns and operates pay television networks dedicated to high quality entertainment programming for adults and families in the United States. Majority ownership of the Company is held by Hallmark Cards through its indirect wholly-owned subsidiary CM Merger Co.

The Company’s continuing operations are currently organized into one operating segment, the Networks.

2.  Summary of Significant Accounting Policies and Estimates

Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim unaudited condensed consolidated statements of operations and comprehensive income (loss) and cash flows include all adjustments, consisting of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based upon the Company’s assessment of probable loss related to uncollectible accounts receivable. The Company uses a number of factors in determining the allowance, including, among other things, the financial condition of specific customers and collection trends. The Company’s bad debt expense was $130,000 and $963,000 for the three months ended March 31, 2015 and 2016, respectively.

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

The Company recognized $982,000 and $727,000 in barter advertising revenue during the three months ended March 31, 2015 and 2016, respectively. The Company recognized $881,000 and $631,000 in barter expense included in programming costs on the unaudited condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2015 and 2016, respectively.

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

Deferred Revenue

Payments received in advance of being earned are recorded as deferred revenue. Included in accounts payable and accrued liabilities as of December 31, 2015 and March 31, 2016, are $3.1 million and $2.5 million, respectively, of deferred revenue. Further, $6.0 million and $8.5 million, respectively, are included in the long-term portion of accrued liabilities as of December 31, 2015 and March 31, 2016.

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

Foreign Currency Translation Adjustments

Foreign currency monetary items are stated in U.S. dollars, the Company’s functional currency, measured at exchange rates at the balance sheet date, with currency translation gains and losses recorded in income. No translation adjustment income was recorded for the three months ended March 31, 2015. Translation adjustment income of $183,000 has been recorded for the three months ended March 31, 2016.

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

Five and three of the Company’s distributors individually accounted for more than 10% of the Company’s consolidated subscriber revenue and collectively accounted for 87% and 54% of the Company’s consolidated subscriber revenue during the three months ended March 31, 2015 and 2016, respectively.  Two of the Company’s distributors individually accounted for approximately 15% or more of the Company’s consolidated subscribers and collectively accounted for 45% and 43% of the Company’s subscribers during each of the three months ended March 31, 2015 and 2016. The loss of one of these distributors could have a significant impact on the Company’s operations.

Four and two of the Company’s programming content providers individually accounted for more than 10% of the Company’s total programming rights payable and collectively accounted for 67% and 48% of the consolidated programming rights payable as of March 31, 2015 and 2016, respectively. The loss of one of these program content providers could have a significant impact on the Company’s operations.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in ASC 605—Revenue Recognition and most industry specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is in the process of assessing the impact of the adoption of accounting standards update ASU No. 2014-09 on its financial position and results of operations.

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC") Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The company is in the process of evaluating the effect that ASC 842 will have on its consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  Programming Rights

Programming rights are comprised of the following:

	As of December 31,	As of March 31,
	2015	2016
	(In thousands)
Programming rights — non-affiliates
Acquired programming
Licensed for less than 12 years	$292,990	$317,248
Original programming
Licensed for less than 12 years	250,189	249,668
Licensed for 12 years or longer	118,717	136,547
Owned	83,140	92,988
Programming rights— Hallmark Cards affiliates
Licensed for less than 12 years	28,334	28,334
Programming rights, at cost	773,370	824,785
Accumulated amortization	(398,582)	(435,398)
Programming rights available for broadcast	374,788	389,387
Owned programming in development	5,228	5,457
Programming rights, net	$380,016	$394,844

In the regular course of evaluating the remaining usefulness of its various program rights, the Company may determine that certain rights may be of little future value. In such instances, the Company shortens the estimated remaining life of the asset, often to zero, thereby accelerating amortization of the remaining net book value. During both the three months ended March 31, 2015 and 2016, no such changes in estimates resulted in additional amortization of programming rights.

At December 31, 2015 and March 31, 2016, $24.0 million and $22.2 million, respectively, of programming rights were included in prepaid programming rights in the accompanying unaudited condensed consolidated balance sheets. The various license periods associated with such amounts had not commenced as of the respective balance sheet dates.

Programming rights payable are comprised of the following:

	As of December 31,	As of March 31,
	2015	2016
	(In thousands)
Programming rights payable — non-affiliates
Acquired programming	$94,201	$105,071
Original programming	14,719	11,922
Programming rights payable — Hallmark Cards affiliates	13,643	12,954
Total programming rights payable	122,563	129,947
Less current maturities	(73,654)	(71,260)
Long-term programming rights payable	$48,909	$58,687

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

The Company must elect Eurodollar or base rate loans prior to borrowing. Eurodollar loans will bear interest at the adjusted LIBO rate (with that rate not to be deemed to be below 0.00%), plus an interest margin ranging from 1.50% to 2.25%, depending on the Company’s Consolidated Leverage Ratio (as defined in the 2015 Credit Agreement).  All base rate loans will bear interest at the alternate base rate (as defined in the 2015 Credit Agreement), plus an interest margin ranging from 0.50% to 1.25%, depending on the Company’s Consolidated Leverage Ratio. The adjusted LIBO rate is based on the three month LIBOR.

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

The Company was in compliance with its covenants under the 2015 Credit Agreement as of March 31, 2016.

At December 31, 2015, the outstanding balance under the 2015 Term Loan, net of unamortized transaction costs of $2.6 million, was $322.4 million. At March 31, 2016, the outstanding balance under the 2015 Term Loan, net of unamortized transaction costs of $2.4 million, was $322.6 million. The Company made an interest payment of $1.8 million under the 2015 Term Loan during the three months ended March 31, 2016.

Interest expense under the 2015 Term Loan was $2.1 million for the three months ended March 31, 2016. The effective interest rate was approximately 2.63% during the three months ended March 31, 2016. The weighted average nominal interest rate was approximately 2.34% during the three months ended March 31, 2016.

The 2015 Revolver was not in place during the three months ended March 31, 2015. Commitment fee expense for the three month periods ended March 31, 2016, was $75,000.

At both December 31, 2015 and March 31, 2016, one letter of credit in the amount of $909,000 was outstanding.

2011 Credit Facility

Pursuant to the 2011 Credit Agreement, the Company entered into the 2011 Term Loan and the 2011 Revolver.

The Company made principal payments of $20.0 million under the 2011 Term Loan during the three months ended March 31, 2015.

Interest expense under the 2011 Term Loan was $1.5 million for the three months ended March 31, 2015. The effective interest rate was approximately 5.25% during the three months ended March 31, 2015. The weighted average nominal interest rate was approximately 4.05% during the three months ended March 31, 2015.

Interest expense under the 2011 Revolver for the three months ended March 31, 2015 was $0.

Commitment fees on the 2011 Revolver were payable on the unused revolving credit commitment at the rate of 0.50% per annum, payable quarterly. Commitment fee expense for the three-month period ended March 31, 2015, was $37,000.

The Notes

Interest expense under the Notes was $7.3 million for the three months ended March 31, 2015. After giving effect to the amortization of associated debt issuance costs, the effective interest rate of the Notes was approximately 11.0% during the three months ended March 31, 2015.

Debt Service Requirements

Debt service requirements, including estimated future interest and premium, for each of the five years subsequent to March 31, 2016 and the period thereafter, are as follows:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5
	(In thousands)
Term Loan, due June 25, 2020	$355,702	$23,982	$23,608	$31,295	$38,826	$237,991

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

5.  Derivatives Instrument and Hedging Activities

Interest Rate Swap Agreement

As of both December 31, 2015 and March 31, 2016, the Company has one traditional interest rate swap agreement. The interest rate swap agreement has a notional amount of $200.0 million, matures on June 25, 2020, requires the Company to pay a fixed rate of interest of 1.6775% per annum, a swap counterparty pays the Company a variable rate of interest based upon the three month LIBOR, and has interest settlement dates occurring on the 25th of January, April, July, and October through maturity to coincide with the interest payment dates of the 2015 Term Loan.

The Company designated the interest rate swap agreement as a qualifying cash flow hedge.

The Company did not have any settlements for the three months ended March 31, 2015. The Company paid interest under the swap agreement of $658,000 during the three months ended March 31, 2016.

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

As of both December 31, 2015 and 2016, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

During the next twelve months, the Company estimates that $1.5 million will be reclassified to interest expense. This interest expense will also impact income tax expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the unaudited condensed consolidated balance sheet as of December 31, 2015 and March 31, 2016:

	As of December 31, 2015		As of March 31, 2016
	Derivative Liability		Derivative Liability
	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Interest rate swap designated as a hedging instrument	Derivative Payable	$735	Derivative Payable	$5,145

The unrealized loss on derivatives is recorded net of a tax benefit of $93,000 for the year ended December 31, 2015 and $1.7 million for the three months ended March 31, 2016.

Credit Risk-Related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision pursuant to which defaults by the Company, including defaults where repayment of the indebtedness has not been accelerated by the lender, could also be declared as defaults under the Company’s derivative obligations.

As of December 31, 2015, and March 31, 2016, the termination value of derivative in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $735,000 and $5.1 million, respectively.  As of December 31, 2015 and March 31, 2016, the Company has posted no collateral related to this agreement. If the Company had breached any of these provisions at December 31, 2015 and March 31, 2016, it could have been required to settle its obligation under the agreement at its termination value of $735,000 and $5.1 million, respectively.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the year ended December 31, 2015 and the three months ended March 31, 2016, net of tax:

(Losses) Gains on Cash Flow Hedges
(In thousands)
Accumulated other comprehensive loss:
Balance at December 31, 2014	$—
Other comprehensive loss before reclassifications, net of tax	(808)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	650
Unrealized loss on derivatives, net of tax, balance at December 31, 2015	(158)

Other comprehensive loss before reclassifications, net of tax	(3,212)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net of tax	358
Unrealized loss on derivatives, net of tax	(2,854)

Balance at March 31, 2016	$(3,012)

6.  Fair Value

The following table presents the carrying amounts (including interest) and estimated fair values (including interest) of the Company’s financial instruments at December 31, 2015 and March 31, 2016.

	December 31, 2015		March 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Interest rate swap (Level 2)	$735	$735	$5,145	$5,145
2015 Term Loan and interest payable (Level 3)	323,675	325,500	324,016	326,462

ASC Topic 820 Fair Value Measurements and Disclosures defines fair value of a liability as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimated the fair value of the interest rate swap using the trading prices obtained from Bloomberg on December 31, 2015 and March 31, 2016, a Level 2 input. The Company estimated the fair value of its 2015 Term Loan using a yield-to-maturity rate obtained from a pricing service, a Level 3 input.

At December 31, 2015 and March 31, 2016, the fair values of the Level 3 financial instruments were $325.5 million and $326.5 million, respectively. No transfers between levels occurred during 2015 and 2016.

Accounts payable and accrued liabilities and receivables are carried at reasonable estimates of their fair values because of the short-term nature of these instruments. Interest rates on borrowings under the revolvers are for relatively short periods and variable. Therefore, the fair value of this debt is not significantly affected by fluctuations in interest rates. The credit spread on the debt is fixed, but the market rate will fluctuate. Only a significant change in the creditworthiness of the Company would impact the credit spread. The Company believes that there has not been a significant change in this regard since issuance.

7.  Related Party Transactions

State Tax Sharing Agreements

For the tax year ended December 31, 2015, it is estimated that the Company will owe Hallmark Cards approximately $358,000 with respect to the state tax sharing agreement, which will be paid during 2016 two days prior to the due date of the state tax returns. At March 31, 2016, it is estimated that the Company will owe Hallmark Cards approximately $221,000 with respect to a state tax sharing agreement for the three months ended March 31, 2016, which will be paid during 2017 two days prior to the due date of the state tax return.

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

During the three months ended March 31, 2015, Hallmark Cards paid $3.8 million of Canadian film costs on our behalf which we reimbursed. During the three months ended March 31, 2016, we purchased $3.6 million of Canadian dollars from Hallmark Cards at market rates.

Services Agreement with Hallmark Cards

Hallmark Cards provides Crown Media Holdings with tax, risk management, health, safety, environmental, insurance, legal, treasury, human resources, cash management and real estate consulting services.  In exchange, the Company is obligated to pay Hallmark Cards a fee, plus out-of-pocket expenses and third party fees, in arrears on the last business day of each month. Fees for Hallmark Cards’ services were $389,000 for 2015 and are expected to be $426,000 for 2016.

At December 31, 2015 and March 31, 2016, the Company’s payables to Hallmark Cards affiliates in the accompanying consolidated balance sheets were $353,000 and $658,000, respectively. The December 31, 2015 balance was comprised of $346,000 of taxes and $7,000 of invoices paid on the Company’s behalf. The March 31, 2016 balance was comprised of taxes.

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

Sublease Agreement

During the first quarter of 2016, the Company entered into a sublease agreement with Hallmark Cards for additional Studio City, California, office space. The lease will commence on May 1, 2016 and terminate on January 31, 2017.  Future minimum lease payments under the agreement are $102,000 for 5,681 square feet.

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

8.  Income Taxes

As a result of the Federal Tax Deconsolidation in 2012, the Company files a separate-company federal tax return. For 2013, 2014 and 2015, the Company generated federal and state taxable income for both regular tax and alternative minimum tax (“AMT”) purposes.  For regular tax purposes, this income will be fully offset by net operating loss carryforwards. However, for federal AMT purposes, loss carryforwards used to offset the AMT income are subject to a 90% limitation.

During the three months ended March 31, 2015 and 2016, the Company paid AMT of $61,000 and $0, respectively. During the three months ended March 31, 2015 and 2016, the Company recognized AMT of $594,000 and $1.0 million, respectively, and these amounts are included as components of accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.

At December 31, 2015, the Company had federal NOLs of $305.0 million and various state NOLs. The Company maintains a $2.3 million valuation allowance against net deferred tax assets, which are comprised of state NOLs that the Company does not anticipate being able to realize. The federal NOLs will expire between 2020 and 2021, and the state NOLs will expire between 2016 and 2032.

At both December 31, 2015, and March 31, 2016, the Company did not have any unrecognized tax benefits for uncertain tax positions. The Company recognized no increase or decrease in the amount of unrecognized tax benefits for uncertain tax positions.  Accordingly, at both December 31, 2015, and March 31, 2016, there is no accrued interest related to uncertain tax positions.

By virtue of its inclusion in Hallmark Cards consolidated tax returns, the Company is subject to examination by the Internal Revenue Service for periods subsequent to March 10, 2003, and prior to the Federal Tax Deconsolidation. The Internal Revenue Service audited the Hallmark Cards consolidated tax returns for 2010 through 2013. The separate tax returns of the Company from November 1 through December 31, 2012, 2013, 2014 through 2015 are also subject to examination by the Internal Revenue Service. Further, net operating loss carry forwards are subject to examination in the year they are utilized regardless of whether the tax year in which they were generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company is subject to examination for SRLY NOLs generated prior to March 11, 2003, as such NOLs are utilized.

9.  Long Term Incentive Plan

Employee

The Company grants incentive awards pursuant to the 2012 Long Term Incentive Plan (the “2012 Plan”).  For awards granted in 2012 through 2016, the target amount of an award granted was based on a percentage of each employee’s annual base salary ranging from 18% to 85%. Each award is comprised of a Performance Award and an Employment Award. For awards granted in 2013 through 2016, the Performance Award constituted 60% of the award and the Employment Award constituted 40% of the award. The Performance Award is based on the Company’s achievement of a predetermined cash flow goal (cash flow before interest, taxes and long term incentive expense, and debt repayments) and an adjusted EBITDA goal (earnings before interest and taxes) over a three year performance period.

Each of the 40% Employment Awards are subject to continued employment and each of the 60% Performance Awards are subject to the Company’s achievement of financial performance criteria. Each award will be settled in cash and is subject to earlier pro rata settlement as provided in the 2012 Plan.

Changes in the employee long term incentive plan account are as follows:

	Granted Incentive				Settlement (in thousands)
	Compensation Range		Vesting Date		Employment Awards		Performance Awards
Grant Date	Low Grant	High Grant	Employment Awards	Performance Awards	Date	Amount	Date	Amount
3/1/2012	22,000	652,000	8/31/2014	12/31/2014	9/5/2014	1,509	3/6/2015	1,938
3/1/2013	20,000	680,000	12/31/2015	12/31/2015	2/26/2016	1,308	2/26/2016	2,457
3/1/2014	27,000	707,000	12/31/2016	12/31/2016	N/A	—	N/A	—
3/1/2015	29,000	741,000	12/31/2017	12/31/2017	N/A	—	N/A	—
3/1/2016	20,000	797,000	12/31/2018	12/31/2018	N/A	—	N/A	—

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

Changes in the independent director long term incentive plan account are as follows:

			Settlement
Grant Date	Grant Amount	Vesting Date	Date	Amount
8/17/2012	$50,000	12/31/2014	3/4/2015	$306,000
3/1/2013	50,000	12/31/2015	2/26/2016	294,000
3/1/2014	50,000	12/31/2016	N/A	—
3/1/2015	50,000	12/31/2017	N/A	—
3/1/2016	50,000	12/31/2018	N/A	—

Vesting

Vesting of the 2013, 2014, 2015 and 2016 performance awards under the LTI Agreements will be determined in accordance with the Company’s performance criteria concerning adjusted EBITDA and cash flow and subject to earlier pro rata settlement as provided in each LTI Agreement.

In recognition of these LTI Agreements, the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) include $872,000 million and $1.4 million among selling, general and administrative expense for the three months ended March 31, 2015 and 2016, respectively. Additionally, the $8.2 million and $5.5 million liabilities for these agreements were included in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets at December 31, 2015, and March 31, 2016, respectively.

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

11. Subsequent Events

On May 2, 2016, Hallmark Cards completed a short-form merger of Crown Media Holdings with CM Merger Co., an indirect wholly-owned subsidiary of Hallmark Cards, pursuant to Section 253 of the Delaware General Corporation Law. Following the Merger, the Company became a wholly-owned indirect subsidiary of Hallmark Cards. Trading on The Nasdaq Stock Market has been suspended and the Company is being delisted from The Nasdaq Stock Market and deregistered with the Securities and Exchange Commission.

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

Description of Business and Overview

Recent Developments

On March 8, 2016, Hallmark Cards announced that it intended to take action to complete a short-form merger (the “Merger”) of Crown Media Holdings with CM Merger Co., an indirect wholly-owned subsidiary of Hallmark Cards, pursuant to Section 253 of the Delaware General Corporation Law (the “DGCL”). Following the Merger, which was completed on May 2, 2016:

•	we, as the survivor, became a wholly-owned indirect subsidiary of Hallmark Cards;
•

each share of our Common Stock not owned by Hallmark Cards was automatically converted into the right to receive $5.05 in cash, without interest, except for those shares for which statutory appraisal rights are properly exercised;

•	our Common Stock is being delisted from The Nasdaq Stock Market and deregistered with the SEC; and
•	once our Common Stock has been deregistered, we will no longer be required to file annual, quarterly or other reports with the SEC.

Since CM Merger Co. owned 90.3% of our outstanding Common Stock at the time of the Merger, Hallmark Cards had the ownership required under DGCL to unilaterally complete the Merger. Under DGCL, no action was, or is, required by our board of directors or our stockholders, other than Hallmark Cards, for the Merger to become effective. Our board of directors did not take action to approve or disapprove the Merger, nor were our stockholders asked to approve or disapprove the Merger or furnish a proxy in connection with the Merger.

Current Business

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

Hallmark Channel features popular television series such as Golden Girls,  The Middle and Frasier, as well as original television series such as When Calls the Heart and Good Witch, and movies with compelling stories and internationally recognized stars. It also features “lifestyle” programming with the two hour weekday series, Home and Family.

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

We established Crown Media Productions, LLC (“Crown Media Productions”) in 2015 as our in-house production company and plan to increase the production of original content for multiple platforms. During 2015, our Networks premiered seven movies produced by Crown Media Productions for which we funded all production costs, owned all worldwide rights and fully controlled the creative and production process. These movies, along with the many other original movies and series which we have previously commissioned and to which we hold exclusive United States rights in all media, are valuable assets for us.

Hallmark Channel and Hallmark Movies and Mysteries are currently distributed to approximately 91% and 65%, respectively, of all United States pay television subscribers. We currently distribute (a) Hallmark Channel through approximately 5,217 cable, satellite and other pay television distribution systems and (b) Hallmark Movies and Mysteries through approximately 4,013 of such systems.

Three of our distributors each accounted for more than 10%, and together accounted for a total of 54% of our consolidated subscriber revenue for the three months ended March 31, 2016.  Two of our distributors each accounted for approximately 15% or more of our consolidated subscribers for the three months ended March 31, 2016, and together accounted for 43% of our consolidated subscribers on that date. Two of our programming content providers each accounted for more than 10% of our total programming rights payable for the three months ended March 31, 2016, and together accounted for a total of 48% of the consolidated programming rights payable during that time period.

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

Ratings

Ratings success plays a significant role in our ability to achieve our distribution and advertising goals. We believe our ratings are affected by our ability to: (i) acquire the broadcast rights for and produce series and original movies that appeal to our target demographic and (ii) develop a programming schedule that attracts a high number of viewers. Original productions are our most high profile programs and generate Hallmark Channel’s highest ratings. We have typically incurred additional marketing and promotional expenses to help drive higher ratings for original programming such as the series Cedar Cove in 2013, 2014 and 2015, When Calls the Heart in 2014, 2015 and 2016, and Good Witch in 2015. We plan to maintain or increase the number of our original productions and develop a programming schedule that attracts a greater number of viewers in our target demographic, all while controlling the costs and expenses relating to these actions.

Advertising Revenue

During the three months ended March 31, 2016, CPMs for commitments in the 2015/2016 Scatter Market for Hallmark Channel were 52% greater than the CPMs for commitments during the 2015/2016 Upfront Season and were 16% higher than achieved during the three months ended March 31, 2015 during 2014/2015 Scatter Market.

During the three months ended March 31, 2016, CPMs for commitments in the 2015/2016 Scatter Market for Hallmark Movies and Mysteries were 56% greater than the CPMs for commitments during the 2015/2016 Upfront Season and 16% higher than achieved during the three months ended March 31, 2015, during the 2015 Scatter Market.

The Scatter Marketplace was strong, with volume up significantly on both Networks, along with CPM growth.

Our direct response rates for Hallmark Channel during the three months ended March 31, 2016 were 16% higher than those during the three months ended March 31, 2015. Our direct response rates for Hallmark Movies and Mysteries during the three months ended March 31, 2016 were 41% higher than those during the three months ended March 31, 2015. The increased scatter volume placed pressure on the direct response inventory.  This, coupled with a strong market, led to increased direct response rates on both Networks.

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

During the 2014/2015 and the 2015/2016 Upfront Seasons, Hallmark Movies and Mysteries entered into advertising commitments for approximately 30% of its advertising inventory, respectively. Advertising inventory units committed during the 2015/2016 Upfront Season for Hallmark Movies and Mysteries were at CPMs 3% higher than the CPMs for those committed during the 2014/2015 Upfront Season.

Each advertiser with an upfront contract has the option to terminate a portion of its contract. During the three months ended March 31, 2015 and 2016, Hallmark Channel experienced cancellation rates of approximately 7% and 4%, respectively. During the three months ended March 31, 2015 and 2016, Hallmark Movies and Mysteries experienced cancellation rates of approximately 3% and approximately 1%, respectively.

Distribution Agreements

Distribution agreements with multiple systems operators are important because they affect our number of subscribers, which in turn has a major impact on our subscriber fees, the number of persons viewing our programming, and the rates charged for advertising. Our long term distribution challenge will be obtaining favorable renewals of our major distribution agreements as they expire. Our major distribution agreements have terms which expire at various times from September 2017 through December 2032.

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

The universe of cable and satellite TV subscribers in the United States is approximately 99.0 million homes. The top 25 cable TV networks in the United States, measured by the number of subscribers, have 90.7 million or more subscribers. It is a mature market with relatively high penetration. According to Nielsen, in March 2016, Hallmark

Channel and Hallmark Movies and Mysteries were distributed to 89.7 million subscribers and 64.5 million subscribers, respectively.

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

We believe that the key demographics for Hallmark Channel and Hallmark Movies and Mysteries are adults aged 25 to 54 and women aged 25 to 54.  The average viewing age for Hallmark Channel was 58.6 and 58.0 for the three months ended March 31, 2015 and 2016, respectively. The average viewing age for Hallmark Movies and Mysteries was 66.0 and 64.9 for the first quarters ended March 31, 2015 and 2016, respectively. In order to achieve our revenue goals, we need to draw in our target audience.

Revenue from Continuing Operations

Our revenue primarily consists of advertising fees and subscriber fees.

Advertising

We earn advertising revenue in the form of spot or general rate advertising and direct response advertising. Spot advertisements and direct response advertisements are generally 30 seconds long and are aired during or between programs. Spot advertisements are priced at a rate per thousand viewers and almost always include our commitment to deliver a specified number of viewers in a particular demographic. Our revenue from direct response advertising varies in proportion to the direct sales achieved by the advertiser in response to the advertising. It is sold without ratings or product sales commitments. Our advertising revenue is affected by the mix of these forms of advertising. Advertising rates also vary by time of year due to seasonal changes in television viewership.

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

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Critical Accounting Policies, Judgments and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015.

Effects of Transactions with Related and Certain Other Parties

We have entered into a number of significant transactions with Hallmark Cards and certain of its subsidiaries. These transactions include, among other things, trademark licenses, program licenses, and an administrative services agreement.  A summary of the terms and financial impact of these transactions is described in our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2015 and in the footnotes to the financial statements included in this Quarterly Report on Form 10-Q.

Selected Historical Consolidated Financial Data of Crown Media Holdings

In the table below, we provide selected historical unaudited condensed consolidated financial and other data of Crown Media Holdings and its subsidiaries. The following selected unaudited condensed consolidated statement of operations data for three months ended March 31, 2015 and 2016, are derived from the unaudited financial statements of Crown Media Holdings and its subsidiaries. Ratings and subscriber information is also unaudited. This data should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Percent
	2015	2016	Change
Revenue:
Advertising	$79,137	$100,763	27%
Subscriber fees	20,896	21,736	4%
Other revenue	479	1,724	260%
Total revenue	100,512	124,223	24%
Cost of Services:
Programming costs	34,758	41,487	19%
Operating costs	4,455	5,491	23%
Total cost of services	39,213	46,978	20%
Selling, general and administrative expense	18,251	20,279	11%
Marketing expense	4,608	4,675	1%
Income before interest and income tax expense	38,440	52,291	36%
Interest expense	(9,089)	(3,006)	(67)%
Income before income tax expense	29,351	49,285	68%
Income tax expense	(10,845)	(18,119)	67%
Net income	$18,506	$31,166	68%
Cash Flow Data:
Net cash provided by operating activities	$23,909	$67,536	182%
Net cash used in investing activities	$(196)	$(416)	112%
Net cash used in financing activities	$(20,347)	$(379)	(98)%
Other Data (Unaudited):
HC day household ratings(1)(3)(4)	0.5	0.5	3%
HC primetime household ratings(2)(3)(4)	0.7	0.7	(3)%
HMM day household ratings(1)(3)(4)	0.4	0.5	14%
HMM primetime household ratings(2)(3)(4)	0.5	0.6	15%
HC day W25-54 ratings(1)(3)(4)	0.3	0.3	(0)%
HC primetime W25-54 ratings(2)(3)(4)	0.3	0.4	7%
HMM day W25-54 ratings(1)(3)(4)	0.1	0.2	45%
HMM primetime W25-54 ratings(2)(3)(4)	0.2	0.2	34%
HC subscribers at year end(4)	85,071	89,699	5%
HMM subscribers at year end(4)	56,014	64,492	15%

(1)	Total day means the time period that Nielsen measures each individual day, 6 a.m. to 6 a.m.
(2)	Primetime is defined as 8:00 - 11:00 P.M. in the United States.
(3)	These Nielsen ratings are for the time period December 29, 2014 through March 29, 2015, compared to December 27, 2015 through March 27, 2016.
(4)	“HC” represents Hallmark Channel and “HMM” represents Hallmark Movies & Mysteries. Ratings and subscribers are reported by The Nielsen Company.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2016

Revenue.  Our revenue from continuing operations, comprised primarily of advertising and subscriber fees, increased $23.7 million or 24% from the first quarter of 2015 to the first quarter of 2016.

The $21.6 million or 27% increase in advertising revenue is due to growth in audience levels across both channels and ratings improvements for Hallmark Movies and Mysteries. Advertising revenue from Hallmark Movies and Mysteries was $19.0 million and $29.6 million for the three months ended March 31, 2015 and 2016, respectively.

Our subscriber fee revenue increased $840,000 or 4% due to revenue from AT&T.  Other revenue increased $1.2 million from the first quarter of 2015 to the first quarter of 2016.  During the first quarter of 2016, we recorded $1.2 million of revenue from a licensing agreement with Netflix.

Cost of services. Cost of services as a percent of revenue decreased from 39% during the three months ended March 31, 2015, to 38% during the three months ended March 31, 2016. This decrease results primarily from the effect of the 27% increase in advertising revenue discussed above offset, in part, by the 19% increase in programming costs discussed below.

Programming costs increased $6.7 million or 19%, from the three months ended March 31, 2015, to the three months ended March 31, 2016, primarily due to the higher costs associated with syndicated series and the production of the current season of Home & Family.  Operating costs increased $1.0 million from the three months ended March 31, 2015, to the three months ended March 31, 2016, due to increases of $378,000 in employee costs and $616,000 increases in residuals expense.

Selling, general and administrative expense. Our selling, general and administrative expense increased $2.0 million from the three months ended March 31, 2015, to the three months ended March 31, 2016, primarily due to an 11% increase in employee costs and other nominal increases. Additionally, bad debt expense increased from $130,000 during the first quarter of 2015 to $963,000 during the first quarter of 2016 primarily due to financial difficulties experienced by certain of our advertisers.

Interest expense.  Interest expense decreased $6.1 million from the three months ended March 31, 2015 to the three months ended March 31, 2016, due to lower rates on the new credit facility.

Income tax provision.  Provision for income tax of $10.8 million and $18.1 million reflect corresponding effective tax rates of 36.9% and 36.8% for the three months ended March 31, 2015 and 2016, respectively. A significant portion of each provision consists of a deferred component that represents a non-cash expense.

Liquidity and Capital Resources

Cash Flow from Operating Activities. For the three months ended March 31, 2015, our cash provided by operating activities was $23.9 million as compared to $67.5 million for the three months ended March 31, 2016. The increase in cash flows from operations was primarily driven by improved financial results before consideration of noncash items, including a $6.8 million increase of depreciation and amortization expense for the three months ended March 31, 2016 as compared to three months ended March 31, 2015.

Cash Flow from Investing Activities. Net cash used in investing activities was $196,000 and $416,000 during the three months ended March 31, 2015 and 2016, respectively. In 2016 we invested in server storage equipment.

Cash Flow from Financing Activities. Net cash used in financing activities was $20.3 million and $379,000 for the three months ended March 31, 2015 and 2016, respectively. We made a principal payment under the 2011 Term Loan of $20.0 million during the three months ended March 31, 2015.

Principal Uses of Cash. Our management anticipates that the principal uses of cash during the twelve month period ending March 31, 2017, will include the payment of operating expenses, accounts payable and accrued expenses, programming costs, principal and interest of approximately $24.0 million under the 2015 Credit Agreement, and additional principal payments under the 2015 Term Loan. We believe that cash on hand, cash generated by operations, and borrowing available under our 2015 Credit Agreement, will be sufficient to fund our operations and enable us to meet our liquidity needs through March 31, 2017.

We are required to make prepayments under the 2015 Term Loan in amounts equal to (1) 50% of our excess cash flow, as defined in the 2015 Credit Agreement, for each respective year, which percentage will be reduced to 25% if the Consolidated Leverage Ratio is equal to or less than 3.00 to 1.00 but greater than 2.00 to 1.00, and 0% if the Consolidated Leverage Ratio is equal to or less than 2.00 to 1. Since our Consolidated Leverage Ratio was equal to or less than 2.00 to 1, no excess cash flow payment is expected to be due during the first quarter of 2016.

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

2015 Credit Agreement. On June 25, 2015 we entered into the 2015 Credit Agreement.  The 2015 Credit Agreement provides for the 2015 Term Loan and the 2015 Revolver.  The 2015 Credit Agreement also provides for the issuance of letters of credit and the provision of swingline loans under the 2015 Revolver, subject to a $15.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.  Our subsidiaries (the “Guarantors”) have guaranteed our obligations under the 2015 Credit Agreement.  The 2015 Credit Agreement is collateralized by a first priority interest in substantially all of our and the Guarantors’ present and future assets, other than interests in the Hallmark trademarks and associated rights.

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

Among the factors that could cause actual results to differ materially are those discussed in our filings with the SEC, including the risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2015. Such risk factors include, but are not limited to, the following:  competition for distribution of networks, viewers, advertisers and the acquisition of programming; fluctuations in the availability of programming; our ability to renew our distribution agreements on favorable terms; our ability to protect our rights to intellectual property; fluctuations in demand for programming which we air on our Networks; our ability to address our liquidity needs; and our substantial indebtedness affecting our financial condition and results.

Available Information

Our principal executive offices are located at 12700 Ventura Boulevard, Studio City, California 91604 and our telephone number is (818) 755-2400. We will make available free of charge through our website, www.hallmarkchannel.com, the 2015 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2016, our cash had a fair value of $117.3 million. The primary purpose of our investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuated significantly as cash was provided by and used in our business.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than our functional currency. We recognized foreign currency gains of $183,000 during the three months ended March 31, 2016. At this time we have not entered, but in the future we may enter, into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Our interest income and expense is subject to fluctuations in interest rates.

We are exposed to market risks from fluctuations in interest rates from time to time. The objective of our financial risk management is to reduce the potential negative impact of interest rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

We are managing interest rate risk through the use of an interest rate swap that fixes $200.0 million of our variable-rate long-term debt. This swap limits the interest rate risk through the use of a cash flow hedge. A decline in interest rates in the future will not generally benefit us with respect to the portion of our debt covered by the notional amount of our interest rate swap, which is $200.0 million at March 31, 2016.

We have $325.0 million of variable-rate debt as of March 31, 2016, of which $200.0 million is covered by the interest rate swap hedge notional. The margin rate can fluctuate based on changes in our consolidated leverage ratio. If our consolidated leverage ratio decreased to less than 1.50-to-1.00, our margin would decrease from 1.75% to 1.50%.  If our consolidated leverage ratio increased to more than 2.25-to-1.00 but less than 3.00-to-1.00, our margin would increase from 1.75% to 2.00%.  An increase in LIBOR by 1% would increase annual interest expense on the unhedged $125.0 million outstanding under the 2015 Term Loan by approximately $1.3 million.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our swapped, variable-rate debt. During the next twelve months, we estimate that we will reclassify $1.5 million of other comprehensive loss to interest expense. This interest expense will also impact income tax expense.

Our material liability subject to interest rate risk consisted of our 2015 Term Loan and our interest rate swap. The balance of these liabilities was $327.8 million, or 63% of total liabilities, as of March 31, 2016. Total net interest expense for the three months ended March 31, 2016, was $3.0 million, 2%, of our total revenue.  Our net interest expense for the 2015 Term Loan are sensitive to changes in the general level of interest rates, primarily U.S. LIBOR interest rates.

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

b.  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as we have updated such risk factors by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

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

CROWN MEDIA HOLDINGS, INC.

Signature		Title	Date

By:	/s/ WILLIAM J. ABBOTT	Principal Executive Officer	May 3, 2016
William J. Abbott

By:	/s/ ANDREW ROOKE	Principal Financial and Accounting Officer	May 3, 2016
Andrew Rooke

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated By-Laws (previously filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (Amendment No. 3), Commission File No. 333-95573, and incorporated herein by reference).
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